Form 10-K
LINDBERG CORP /DE/
filed 1995-03-29
CIK 59593

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

        [x]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the fiscal year ended December 31, 1994

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission File Number 0-8287
                              LINDBERG CORPORATION


               Delaware                               36-1391480
            ----------------------            ----------------------
            State of Incorporation            IRS Identification No.

                        6133 North River Road, Suite 700
                            Rosemont, Illinois 60018
                                 (708) 823-2021

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                                  Common stock


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [ X ]        No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [    ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 10, 1995 was: $19,357,456.

     The number of shares of the Registrant's Common Stock outstanding as of March 10, 1995 was: 4,722,016.

                      Documents Incorporated by Reference

     Those sections or portions of the Registrant's 1994 Annual Report to Shareholders (the "Annual Report") and of the Registrant's definitive Proxy Statement for use in connection with its annual meeting of shareholders to be held on April 26, 1995 (the "Proxy Statement"), described in the cross reference sheet and attached hereto, are incorporated into Parts I, II and III of this report.

                  Table of Contents
                  -----------------
Item Number and Caption                                                         Page
-----------------------                                                         ----
                                         PART I

Item 1   Business......................................             Annual Report, pp. 18-19
                                                                    (Notes 10, 12 and 13);
                                                                    herein, pp. 4-6


Item 2   Properties...................................              7

Item 3   Legal Proceedings............................              Annual Report, p. 19
                                                                    (Note14);
                                                                    herein, p. 8

Item 4   Submission of Matters to a Vote
         of Security Holders..........................              8

                                        PART II

Item 5   Market for the Registrant's Common                         Annual Report, p. 21
         Equity and Related Shareholder                             "Stock Market Information";
         Matters.....................................               herein, p. 8

Item 6   Selected Financial Data.....................               Annual Report, p. 20
                                                                    "Six Year Financial Review";
                                                                    herein, p. 8

Item 7   Management's Discussion and                                Annual Report, pp. 10-11,
         Analysis of Financial Condition                            herein, p. 8
         and Results of Operations....................

Item 8   Financial Statements and                                   Annual Report, pp. 12-19;
         Supplementary Data...........................              herein, p.8

Item 9   Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure.........................              8

Item Number and Caption                                                 Page
-----------------------                                                 ----

                                                       PART III
Item 10  Directors and Executive Officers
         of the Registrant

        (a)  Identification of directors...........                 Proxy Statement, pp. 1-2,
                                                                    "The Election of Directors";
                                                                    herein,  p. 9


         (b) Identification of executive
             officers..............................                 9

Item 11  Executive Compensation....................                 Proxy Statement, pp. 3-5,
                                                                    "Executive Compensation,"
                                                                    and p. 8, "Pension and
                                                                    Retirement Plans"; herein, p. 9


Item 12  Security Ownership of Certain
         Beneficial Owners and
         Management................................                 Proxy Statement, pp. 14-15,
                                                                    "Stock Ownership";
                                                                    herein, p. 9


Item 13  Certain Relationships and Related
         Transactions..............................                 Proxy Statement, p. 2,
                                                                    "The Election of Directors"
                                                                    and p. 6, "Executive
                                                                    Compensation"; herein, p. 10



                                                    PART IV

Item 14  Exhibits, Financial Statement
         Schedules and Reports on
         Form 8-K....................................               10-13

Signatures...........................................               14

Exhibit Index........................................               15-16

                                     Part I

Item 1.   Business

General development of business

Lindberg Corporation (the "Company") was founded in 1922, and incorporated in Illinois in 1924. In 1976, the Company changed its state of incorporation from Illinois to Delaware.

     Throughout its history, the Company has maintained a program of internal growth and outside acquisitions resulting in the 22 domestic plants and one development center in operation at December 31, 1994.

     The business of the Company, which operates in the field of metallurgical services and products, is comprised of heat treat plants and manufacturing facilities.

     In 1992, the Company sold its interest in Lindberg do Brasil, its 50%-owned international affiliate, for $1,250,000 in cash and a note receivable.

     In March 1993, the Company announced its intent to restructure its operations within the Heat Treating Services segment and recorded a charge of $8,261,000 against pre-tax earnings in the first quarter of 1993 to provide
for the estimated costs of subsequent activities.   A majority of the planned
restructuring actions took place in 1993 and 1994 and it is anticipated that related activities will continue during 1995.

     In April 1994, the Company purchased all of the outstanding shares of Rexcorp U.S. Inc. and its wholly-owned subsidiary, Impact Industries Inc. (Impact). Impact is an aluminum die casting facility, similar to the Company's operation in Webster City, Iowa. This acquisition tripled the size of the Company's Precision Products segment, increasing the proportion of business from that segment from 20% in 1993 to 45% by year-end 1994.

     In June 1994, the Company entered into an agreement to form a joint venture partnership between its Alum-A-Therm division and Aerospace Aluminum Heat Treating Inc. Both businesses engage in heat treating and metal forming of aluminum and titanium parts, primarily in southern California.

     In November 1994, the Company purchased all of the outstanding shares of H&H Heat Treating Inc. (H&H). H&H is a heat treating facility near Los
Angeles.   The acquisition nearly doubled the size of the Company's steel heat treating activity in that area.

     At December 31, 1994, the Company had 1168 employees. Of these employees, 280 were covered by collective bargaining agreements. Agreements covering 36 employees will expire during 1995.

Financial Information about Industry Segments

The Company's operations may be divided into two industry segments: Heat Treating Services and Precision Products.

     Financial information about the Company's two industry segments as of December 31, 1994, and for the three years ended on that date, is incorporated by reference to page 18 - Note 10 to the Consolidated Financial Statements in the Annual Report.

Narrative description of business

Heat Treating Services:

The Company's principal industry segment is Heat Treating Services. From 17 plants, this segment provides customers with heat treating of metal, a process which improves mechanical properties, durability and wear resistance. This service is provided to customers both with and without their own heat treat capabilities.

     While heat treating is offered through a range of processes, market needs historically have dictated a degree of specialization for most plants. Among the many heat treat processes offered are hardening and tempering, carburizing, nitriding, selective hardening, solution treating and aging, stress relieving, normalizing, brazing and other specialty processes.

     The Company's heat treat plants are each located in a major industrial area. The market for heat treating services for any plant is largely confined to its local geographic area. Major industries served by the Company's Heat Treating Services segment include aerospace, automotive/truck, oilfield machinery, agricultural and construction equipment, consumer products, fabricated metal products, production tool and die, defense and precision machined products. Parts processed for these industries include machined pieces, fasteners, forgings, castings and stampings made of nearly all types of ferrous and certain nonferrous metals, including aluminum and titanium.
Because of the wide customer base served, the loss of a single customer or a few customers would not have a material adverse effect on this segment.

     Each plant has competition of varying degrees of intensity. Each competes in its market area on the basis of quality, reliable delivery and price. Plant management is largely responsible for its own pricing and cost control, and thus has the flexibility to respond to local area market conditions. There are competitors in particular localities larger than the Company's facility located therein. Some of these firms are divisions or subsidiaries of large companies and, therefore, have access to substantial resources. Competition also exists from captive heat treat facilities of manufacturing concerns, although the Company also considers such concerns as potential customers.

     In addition to providing heat treating services from the 17 plants, the Company also provides heat treating through its Strategic Partnership 2000, or SP 2000, program. The SP 2000 program allows the Company to provide heat treating services to its SP 2000 partners using dedicated equipment at either its own or its partners' facilities.

     The Company also provides heat treating consulting services through its Technical and Management Services (T&MS) Group. The T&MS Group provides its services to companies with their own in-house heat treat facilities.

     The basic raw material for the Company's heat treat services is energy in the forms of natural gas and electricity. The Company has not experienced any material restrictions by its suppliers of these sources of energy.

     In conducting its operations, this segment discharges certain materials into the air and water. The Company has made expenditures for the purpose of complying with rules and regulations relating to protection of the environment, including studies, investigations and purchases of equipment. It expects to have to make further expenditures from time to time to meet existing and future regulations and requirements covering this matter. See also Item 3. "Legal Proceedings," herein p. 8 and p. 19 - Note 14 to the Consolidated Financial Statements.

     At December 31, 1994 this segment employed 610 employees as compared to 547 at the prior year-end.


Precision Products:

The Company's Precision Products segment consists of five plants which produce over 900 products including precision aluminum castings, aluminum and zinc die castings and wire mesh conveyor belting products. Additionally, one development center provides support, and performs research and development activities. Markets served by this segment include the automotive, construction equipment, consumer products, defense, food processing and heavy-duty truck industries.

     In 1994, the Company purchased Impact. Impact produces finish machined aluminum die castings and assemblies for the automotive, office equipment and lawn and garden industries, among others. While the addition of Impact has increased the Company's business activity related to the automotive market, this segment is not dependent upon one or a few customers.

     The basic raw materials for the Company's manufactured products are aluminum, zinc and steel wire. The Company has experienced no significant difficulty in obtaining these materials.

     Operations within this segment must also ensure that they comply with environmental protection laws and regulations. Expenditures for this purpose have not had, nor are they anticipated to have, a material adverse effect upon the net earnings or competitive position of this segment.

     The Company is a minority shareholder in a consortium of five industrial partners called Thixomat, Inc. This company was formed to promote and commercialize a new metal parts casting technology called ThixomoldingTM. This process is expected to reduce energy and material consumption while yielding higher production rates and closer tolerances of castings.

     The number of employees in the industrial products segment was 538 at December 31, 1994 compared to 159 at December 31, 1993.

Item 2.  Properties

The principal facilities of the Company are set forth in the following table, which also indicates the principal product manufactured or service performed at each location:

                                                           Leased
Location                                                   or Owned
Heat Treating Services Segment:

Los Angeles, CA                                             Owned
Santa Fe Springs, CA                                        Leased
Berlin, CT                                                  Owned
Waterbury, CT                                               Leased
Melrose Park, IL                                            Owned
Wichita, KS                                                 Leased
Worcester, MA                                               Owned
Lansing, MI                                                 Owned
Minneapolis, MN                                             Leased
St. Louis, MO                                               Owned
Charlotte, NC                                               Leased
Rochester, NY                                               Leased
Solon, OH                                                   Owned
Tulsa, OK                                                   Owned
Houston, TX                                                 Owned
New Berlin, WI                                              Owned
Racine, WI                                                  Owned


Precision Products Segment:

Modesto, CA                                                 Leased
Webster City, IA                                            Owned
Sandwich, IL                                                Owned
Cookeville, TN                                              Owned
Racine, WI                                                  Owned

Corporate Office:

Rosemont, IL                                                Leased


The Company also occupies building space at certain of its customers' locations related to the Company's SP 2000 program.

The Company's facilities are suitable for their respective uses and are, in general, adequate for the Company's current needs.

Item 3.  Legal Proceedings


         Incorporated by reference to page 19 of the Annual Report - Note 14 to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

         Executive Officers of the Registrant

         Information regarding the executive officers of the Registrant is contained in Part III of this report, Item 10(b), and is incorporated into Part I of this report in reliance on General Instruction G(3) to Form 10-K, by reference.


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters

         Incorporated by reference to page 21 of the Annual Report, section entitled "Stock Market Information." As of February 10, 1995, the Company had 611 shareholders of record.

Item 6.  Selected Financial Data

         Incorporated by reference to page 21 of the Annual Report, section entitled "Six Year Financial Review."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Incorporated by reference to pages 10-11 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

         Incorporated by reference to pages 12-19 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         (a) Identification of Directors Incorporated by reference to pages 1-2 of the Proxy Statement, section entitled "The Election of Directors."

         (b)  Identification of Executive Officers

N a m e                   A g e                    P o s i t i o n
-------                   -----                    ---------------
Leo G. Thompson           54                       President (since October 1987) and Chief Executive Officer (since January
                                                   1991); formerly Chief Operating Officer (from  October 1987 to December 1990).


Stephen S. Penley         45                       Chief Financial Officer and Senior Vice President - Finance (since July 1993),
                                                   Treasurer (since January 1989), Secretary (since October 1990); formerly Chief
                                                   Financial Officer and Vice President - Finance (from January 1989 to July 1993).

Michael W. Nelson         47                       Senior Vice President and Manager of Heat Treat Operations (since July 1993);
                                                   formerly Vice President - Central Region (from June 1992 to June 1993), Vice
                                                   President - Central Region - Heat Treat Operations (from July 1990 to May 1992),
                                                   District Manager - Central Region (from December 1986 to June 1990).

     Executive Officers of the Company are elected annually by the Board of Directors of the Company in April.

Item 11.  Executive Compensation

          Incorporated by reference to pages 3-5 of the Proxy Statement, section entitled "Executive Compensation," and to page 8, section entitled "Pension and Retirement Plans."

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          Incorporated by reference to pages 14-15 of the Proxy Statement, section entitled "Stock Ownership."

Item 13.  Certain Relationships and Related Transactions

          Incorporated by reference to page 2 of the Proxy Statement section entitled "The Election of Directors" and to page 6, section entitled "Executive Compensation."


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

          The following documents are filed as part of this report:

                                                                         Page or Reference (1)
                                                                         ---------------------
  (a)  Certain Documents Filed as Part of the Form 10-K

       1.  Financial Statements

       Consolidated Statements of Earnings and
       Shareholders' Equity for the years ended
       December 31, 1994, 1993 and 1992 ........                         Annual Report, p.  12

       Consolidated Balance Sheets as of
       December 31, 1994 and 1993 ..............                         Annual Report, p.  13


       Consolidated Statements of Cash Flows for
       the years ended December 31, 1994, 1993
       and 1992 ................................                         Annual Report, p.  14


       Notes to Consolidated Financial
       Statements ..............................                         Annual Report, pp.15-19

       Report of Independent Public
       Accountants .............................                         Annual Report, p.  20





(1) Matters incorporated by reference from the Lindberg Corporation 1994 Annual Report.

       2.  Financial Statements Schedules  (2)                               Page
       ---------------------------------------                               ----
       VIII.  Valuation and Qualifying Accounts
              and Reserves ..................                                 12

       Report of Independent Public Accountants
       on Schedules .........................                                 13


  (b) Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended December 31, 1994.

  (c)  Exhibits Required by Item 601 of Regulation S-K  Exhibits required by
       Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto at pages 15-16 and which is incorporated herein by reference.





(2) Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

                     LINDBERG CORPORATION AND SUBSIDIARIES

                          SCHEDULE VIII--VALUATION AND

                        QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992



Allowance for Doubtful Accounts

                                                     1994                      1993                     1992
                                                     ----                      ----                     ----
Balance at beginning of year                         $257,000                 $330,000                 $366,000

Add:  Provision charged to expense
      during the year                                  83,000                  109,000                  179,000
Deduct:  Write-offs during the year,
         net of recoveries                            (76,000)                (182,000)                (215,000)
                                                     --------                ---------                ---------
Balance at end of year                               $264,000                 $257,000                 $330,000
                                                     ========                =========                =========

                             REPORT OF INDEPENDENT
                        PUBLIC ACCOUNTANTS ON SCHEDULES




 To the Shareholders of
 Lindberg Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Lindberg Corporation's annual report to shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 20, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                ARTHUR ANDERSEN LLP


Chicago, Illinois,
January 20, 1995.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LINDBERG CORPORATION

                                          BY ___________________________________
                                                      Stephen S. Penley
                                           Senior Vice President and Chief
                                           Financial Officer; Principal
                                           Financial and Accounting Officer


Dated March 24, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


          ______________________________________
                 Stephen S. Penley
          Senior Vice President and Chief
          Financial Officer; Principal Financial
          and Accounting Officer


          ______________________________________
                  Leo G. Thompson
          President and Chief Executive
          Officer, and a Director


          ______________________________________
                George H. Bodeen
                   Director


          ______________________________________
            Dr. Raymond F. Decker
                   Director


          ______________________________________
                John W. Puth
                   Director


          ______________________________________
                J. Thomas Schanck
                   Director                     March 24, 1995

                              LINDBERG CORPORATION
                           Annual Report on Form 10-K
                      for the Year Ended December 31, 1994
                                 Exhibit Index

                                                                                     Page Number (1)
 Number and Description of Exhibit                                                   or reference
 ---------------------------------                                                   ---------------
 1-2.    Not applicable

 3.      Articles of Incorporation and By-Laws
         3.1  Certificate of Incorporation (composite)                               (2)
         3.2  1987 Amendment to Certificate of Incorporation                         (3)
         3.3  By-Laws (as amended)                                                   Attached

 4.      Instruments defining the rights of
         security holders, including indentures                                      (4)
         4.2 Amended and Restated Credit Agreement
             Dated as of April 28, 1994.                                             (5)

 5-9.    Not applicable

 10.     Material contracts
         10.1 Description of Bonus Program                                           (6)
         10.2 Consulting Agreement Between the
              Registrant and G.H. Bodeen dated
               October 25, 1990                                                      (7)
         10.3 1991 Stock Option Plan for Key Employees                               (8)
         10.4 1991 Stock Option Plan for Directors                                   (9)

 11.     Statement re computation of per share earnings                              Attached

 12.     Not applicable

 13.     Information in Annual Report to Stockholders
         incorporated herein by reference.                                           Attached

14-21.   Not Applicable

 22.     Subsidiary of the Registrant                                                Attached

 23.     Not Applicable

 24.     Consent of Independent Public Accountants                                   Attached

 25-26.  Not Applicable

 27.     Financial Data Schedules                                                    Attached

 28.     Not Applicable

(1) Shown only in manually signed original, filed with the Securities and Exchange Commission.

(2) Incorporated by reference to Exhibit 3.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1980, Commission file no. 0-8287.

(3) Incorporated by reference to page 6 of the Registrant's 1987 proxy statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, Commission file no. 0-8287.

(4) Other instruments defining the rights of the holders of long-term debt of the Registrant, which is described in Note 5 to the financial statements incorporated herein, are omitted pursuant to Regulation S-K
         Item 601 (b) (4) (iii) (A). The Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon request.

(5) Incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 8-K dated May 13, 1994, Commission file no. 0-8287.

(6) Incorporated by reference to page 5 of the Registrant's 1991 proxy statement, Commission file no. 0-8287.

(7) Incorporated by reference to Exhibit 10.5 of the Registrant's Report on Form 10-K for the year ended December 31, 1990, Commission file no. 0-8287.

(8) Incorporated by reference to Appendix A of the Registrant's 1991 proxy statement, Commission file no. 0-8287.

(9) Incorporated by reference to Appendix B of the Registrant's 1991 proxy statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Commission file no. 0-8287.