Form 10-Q
period 1995-03-31
LINDBERG CORP /DE/
filed 1995-05-11
CIK 59593

- - - - --------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.    20549
                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1995

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                       Commission file     Number 0-8287
                          LINDBERG CORPORATION


         DELAWARE                                36-1391480
- - - - ------------------------                ------------------------------
 State of Incorporation                 IRS Employer Identification No.


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


                     Yes    X            No
                         -------            -------

The number of shares of the Registrant's Common Stock outstanding as of May 8, 1995 was: 4,724,516.

                    LINDBERG CORPORATION AND SUBSIDIARIES

                              TABLE OF CONTENTS



         Part I  Financial Information:                           Page No.

Item 1.  Consolidated Statements of Earnings - Three Months
           Ended March 31, 1995 and 1994...........................   3

         Consolidated Balance Sheets - As of March 31, 1995 and
           and December 31, 1994 ..................................   4

         Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 1995 and 1994...........................   5

         Notes to the Consolidated Financial Statements ...........   6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ....................   7


         Part II  Other Information:

Item 6.  Exhibits and Reports on Form 8-K .........................   8

         Signatures ...............................................   9

         Exhibit Index ............................................  10

         Exhibit 3.2 - 1979 Amendment to Certificate of Amendment..  12

         Exhibit 11 - Computation of Net Earnings per Common
           Share ..................................................  13

         Exhibit 27 - Financial Data Schedule

                   LINDBERG CORPORATION AND SUBSIDIARIES
                        PART I FINANCIAL INFORMATION
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)

                                                 Three Months Ended
                                                       March 31,
                                             --------------------------
                                                 1995           1994
                                             -----------    -----------
Net Sales                                    $33,580,053    $18,826,747
  Cost of Sales                               26,605,217     14,092,600
                                             -----------    -----------

Gross Profit                                   6,974,836      4,734,147
  Selling and Administrative Expenses          4,052,586      3,021,819
                                             -----------    -----------
Earnings From Operations                       2,922,250      1,712,328
  Interest Expense - Net                         428,793         69,719
                                             -----------    -----------

Earnings Before Income Taxes                   2,493,457      1,642,609
  Provision for Income Taxes                   1,022,229        650,864
                                             -----------    -----------
Net Earnings                                 $ 1,471,228    $   991,745
                                             -----------    -----------
                                             -----------    -----------


Per Common and Common Equivalent
  Share Amounts:

Net Earnings                                 $       .31    $       .21
                                             -----------    -----------
                                             -----------    -----------

Weighted Average Common and Common
  Equivalent Shares Outstanding                4,758,094      4,728,700
                                             -----------    -----------
                                             -----------    -----------

Cash Dividends Declared
  and Paid                                   $       .06    $       .05
                                             -----------    -----------
                                             -----------    -----------

                                     -4-
                    LINDBERG CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                March 31,    December 31,
                                                   1995          1994
                                               (Unaudited)
                                               -----------   ------------
CURRENT ASSETS:
  Cash                                         $   109,603   $   111,060
  Receivables - Net                             19,652,136    16,751,894
  Inventories
    Raw Material                                 1,591,096     1,678,239
    Work in Process and Finished Goods           2,792,526     2,653,028
  Prepaid and Refundable Income Taxes            1,261,739     2,027,147
  Prepaid Expenses and Other Current Assets      3,523,782     2,665,358
                                               -----------   -----------
Total Current Assets                            28,930,882    25,886,726

PROPERTY AND EQUIPMENT:
  Cost                                          92,768,957    90,326,887
  Accumulated Depreciation                     (52,785,404)  (51,469,024)
                                               -----------    ----------
Net Property and Equipment                      39,983,553    38,857,863

OTHER ASSETS                                     5,779,102     5,776,979
                                               -----------    ----------

TOTAL ASSETS                                   $74,693,537   $70,521,568
                                               -----------   -----------
                                               -----------   -----------

CURRENT LIABILITIES:
  Current Maturities on Long-Term Debt         $ 1,501,478   $ 1,501,478
  Accounts Payable                               7,826,144     8,281,648
  Accrued Expenses                               6,814,095     7,496,115
                                               -----------   -----------
Total Current Liabilities                       16,141,717    17,279,241

DEFERRED INCOME TAXES                            6,551,387     6,491,387
LONG-TERM DEBT (less Current Maturities)        20,800,363    16,699,942
OTHER NON-CURRENT LIABILITIES                    5,343,347     5,382,482

SHAREHOLDERS' EQUITY:
  Common Shares, $2.50 par value:               14,183,493    14,183,493
   Authorized 12,000,000 shares in 1995 and
   1994. Issued 5,673,397 Shares in 1995
   and 1994
  Additional Paid-In Capital                     1,531,600     1,531,600
  Earnings Retained in the Business             15,750,047    14,561,840
  Shares held in Treasury
  (956,381 in 1995 and 1994), at Cost           (5,405,657)   (5,405,657)
  Underfunded Pension Liability Adjustment        (202,760)     (202,760)
                                               -----------    ----------
Total Shareholders' Equity                      25,856,723    24,668,516
                                               -----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $74,693,537   $70,521,568
                                               -----------   -----------
                                               -----------   -----------

                    LINDBERG CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                    Three Months Ended
INCREASE (DECREASE) IN CASH                               March 31,
                                                 -------------------------
                                                     1995          1994
                                                 -----------   -----------
Cash Flows from Operating Activities:
  Net Earnings                                   $ 1,471,228   $   991,745
  Adjustments to Reconcile Net Earnings
  to Net Cash Provided by (Used in)
  Operating Activities:
   Depreciation                                    1,316,382       906,251
   Increase in Deferred Income Taxes                  60,000        45,000
   Change in Assets and Liabilities               (4,225,395)      453,324
                                                 -----------   -----------
  Total Adjustments to Reconcile Net Earnings
  to Net Cash                                     (2,849,013)    1,404,575
                                                 -----------   -----------
    Net Cash Provided by (Used in) Operating
    Activities                                    (1,377,785)     2,396,320

Cash Flows from Investing Activities:
  Capital Expenditures                            (2,441,072)     (663,093)
                                                 -----------   -----------
    Net Cash Used in Investing Activities         (2,441,072)     (663,093)

Cash Flows from Financing Activities:
  Net Borrowings (Payments) Under Revolving
  Credit Agreement                                 4,475,000    (1,500,000)
  Payments Under Bank Term Loan                     (350,000)          ---
  Principal Payments of Capital Lease Obligations    (24,579)          ---
  Dividends Paid                                    (283,021)     (235,227)
                                                 -----------   -----------
    Net Cash Provided by (Used in)
    Financing Activities                           3,817,400    (1,735,227)

    Net Decrease in Cash                              (1,457)       (2,000)
  Cash at Beginning of Period                        111,060       210,660
                                                 -----------   -----------
  Cash at End of Period                          $   109,603   $   208,660
                                                 -----------   -----------
                                                 -----------   -----------


Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                  $   395,759   $    92,616
  Income Taxes Paid - Net of Refunds                 196,822       125,191

                      LINDBERG CORPORATION AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:

NOTE 1 The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

          Statements for the three month periods ended March 31, 1995 and March 31, 1994 reflect, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first quarter of 1995 increased $14.8 million, or 78%, to $33.6 million from $18.8 million for the first quarter of 1994. The 1995 results include sales for Impact Industries which was acquired in the second quarter of last year. Excluding Impact's sales of nearly $10 million from the first quarter of 1995, sales for the Company increased 26% from the prior year. The Company continued to experience solid sales activity throughout most of its operating units, but particularly at those serving customers in midwestern markets.

The Company's earnings from operations increased $1.2 million to $2.9 million from $1.7 million in 1994. This increase is generally a result of the aforementioned sales increase as the Company's operating profit margin remained largely unchanged from 1994.

Interest expense increased $359,000 to $429,000 from $70,000 as a result of the increased borrowings related to the purchase of Impact and an increase in the effective rate of borrowings.

As a result of the above, net earnings increased $479,000, or 48%, to $1.5 million from $1.0 million in 1994. Earnings per share increased $.10 to $.31 from $.21 in 1994.

FINANCIAL CONDITION AND LIQUIDITY

During the first quarter, the Company's borrowings increased $4.1 million to $22.3 million from $18.2 million at the end of 1994. This raised the Company's debt-to-capitalization ratio to 46% at the end of March from 42% at the end of the previous year. The additional borrowings were required to fund an increase in working capital - chiefly accounts receivable - which resulted mainly from the previously mentioned increase in sales. Additional borrowings were also required to fund an increase in spending on capital projects. Through March, the Company made capital expenditures of $2.4 million. For all of 1995, the Company expects to invest about $7 million in new capital projects. The Company believes that its borrowing capacity and internal sources of funds are sufficient to meet its expected operating, working capital and capital investment needs.

On April 26, 1995, the Board of Directors declared a cash dividend of $.06 on each of the Company's common shares, payable on June 1, 1995, to shareholders of record at the close of business on May 10, 1995. This was the same amount as was paid in the previous quarter.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits Required by Item 601 of Regulation S-K - Exhibits required by Item 601 of Regulation S-K are listed in the
              Exhibit Index which is attached hereto at page 10 and which is incorporated herein by reference.

         (b)  Reports on Form 8-K -     There were no reports on Form
                                        8-K filed for the three months
                                        ended March 31, 1995.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             LINDBERG CORPORATION






Principal Financial and Accounting         By  /s/ Stephen S. Penley
Officer:                                       ------------------------
                                                   Stephen S. Penley
                                               Senior Vice President
                                               and Chief Financial Officer;
                                               Principal Financial and
                                               Accounting Officer

















Dated:  May 8, 1995

                           LINDBERG CORPORATION
                     Quarterly Report on Form 10-Q
                  for the Quarter Ended March 31, 1995

                             Exhibit Index

                                                                Page Number
Number and Description of Exhibit                               (or reference)
- - - - ---------------------------------                               --------------

   2.  Plan of acquisition, reorganization,
       arrangement, liquidation or succession

       2.1  Stock Purchase Agreement Dated
            April 19, 1994 among Rexcorp
            International Ltd., Marle Management Ltd.,
            D.F. Haslam Management Ltd., and Gary E.
            Miller and Lindberg Corporation                           (1)

   3.  Articles of Incorporation and By-Laws
       3.1  Certificate of Incorporation (composite)                  (2)
       3.2  1979 Amendment to Certificate of Incorporation         Attached
       3.3  1987 Amendment to Certificate of Incorporation            (3)
       3.4  By-Laws (as amended)                                      (4)

   4. Instruments defining the rights of security holders, including indentures

       4.1  Amended and Restated Credit Agreement                     (5)
            Dated as of April 28, 1994

  10.  Material Contracts
       10.1  Description of Bonus Program                             (6)
       10.2  Consulting Agreement Between the
             Registrant and G.H. Bodeen dated
              October 25, 1990                                        (7)
       10.3  1991 Stock Option Plan for Key Employees                 (8)
       10.4  1991 Stock Option Plan for Directors                     (9)

  11.  Statement re computation of net earnings
       per common share                                            Attached

  27.  Financial Data Schedule                                     Attached

(1) Incorporated by reference to Exhibit 2.1 of the Registrant's Report on Form 8-K dated May 13, 1994, Commission file no. 0-8287.

(2) Incorporated by reference to Exhibit 3.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1980, Commission file no. 0-8287.

(3) Incorporated by reference to page 6 of the Registrant's 1987 proxy statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, Commission file no. 0-8287.

(4) Incorporated by reference to Exhibit 3.3 of the Registrant's Report on Form 10-K for the year ended December 31, 1994, Commission file no. 0-8287.

(5) Incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 8-K dated May 13, 1994, Commission file no. 0-8287.

(6) Incorporated by reference to page 5 of the Registrant's 1991 proxy statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Commission file no. 0-8287.

(7) Incorporated by reference to Exhibit 10.5 of the Registrant's Report on Form 10-K for the year ended December 31, 1990, Commission file no. 0-8287.

(8) Incorporated by reference to Appendix A of the Registrant's 1991 proxy statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Commission file no. 0-8287.

(9) Incorporated by reference to Appendix B of the Registrant's 1991 proxy statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Commission file no. 0-8287.