Form 10-Q
period 1995-06-30
LINDBERG CORP /DE/
filed 1995-08-14
CIK 59593

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549
                                    FORM 10-Q

       [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1995

       [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file     Number 0-8287
                              LINDBERG CORPORATION


           DELAWARE                                      36-1391480
------------------------------                 -------------------------------
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


                         Yes    X            No

The number of shares of the Registrant's Common Stock outstanding as of August 11, 1995 was: 4,727,391.

                    LINDBERG CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


         Part I  Financial Information:                           Page No.
                                                                  --------
Item 1.  Consolidated Statements of Earnings - Three Months
           and Six Months Ended June 30, 1995 and 1994............... 3

         Consolidated Balance Sheets - As of June 30, 1995 and
           December 31, 1994 ........................................ 4

         Consolidated Statements of Cash Flows - Six Months
           Ended June 30, 1995 and 1994.............................. 5

         Notes to the Consolidated Financial Statements ............. 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...................... 7

         Part II  Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders......... 9

Item 6.  Exhibits and Reports on Form 8-K ........................... 9

         Signatures ................................................ 10

         Exhibit Index ............................................. 11

         Exhibit 11 - Computation of Net Earnings per Common         13
           Share

         Exhibit 27 - Financial Data Schedule

                   LINDBERG CORPORATION AND SUBSIDIARIES
                       PART I FINANCIAL INFORMATION
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)

                            Three Months Ended            Six Months Ended
                                 June 30,                     June 30,
                            ------------------            ----------------
                            1995          1994           1995          1994
                            --------  --------           ---------  -------
Net Sales                $31,376,407  $26,501,567    $64,956,460  $45,328,314
Cost of Sales             24,818,290   20,600,609     51,423,507   34,693,209
                         -----------  -----------    -----------  -----------
  Gross Profit             6,558,117 ,  5,900,958     13,532,953   10,635,105
Selling and Adminis-
  trative Expenses         3,631,563    3,409,704      7,684,149    6,431,523
                         -----------  -----------    -----------  -----------
  Earnings From
    Operations             2,926,554    2,491,254      5,848,804    4,203,582
Interest Expense - Net       435,177      213,575        863,970      283,294
                         -----------  -----------    -----------  -----------
  Earnings Before
    Income Taxes           2,491,377    2,277,679      4,984,834    3,920,288
Provision for
Income Taxes               1,009,419      955,274      2,031,648    1,606,138
                         -----------  -----------    -----------  -----------
  Net Earnings           $ 1,481,958  $ 1,322,405    $ 2,953,186  $ 2,314,150
                         -----------  -----------    -----------  -----------
                         -----------  -----------    -----------  -----------
Per Common and
Common Equivalent
  Share Amounts:
Net Earnings             $       .31  $       .28    $       .62  $       .49
                         -----------  -----------    -----------  -----------
                         -----------  -----------    -----------  -----------
Weighted Average
Common and Common
Equivalent Shares
Outstanding                4,764,456    4,760,109      4,760,792    4,742,952
                         -----------  -----------    -----------  -----------

Cash Dividends
Declared and Paid        $       .06  $       .05    $       .12  $       .10
                         -----------  -----------    -----------  -----------
                         -----------  -----------    -----------  -----------

                    LINDBERG CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   June 30,     December 31,
                                                     1995           1994
                                                 (Unaudited)
                                                 -----------    -----------
CURRENT ASSETS:
  Cash                                           $    56,178    $   111,060
  Accounts Receivable - Net                       18,504,042     16,751,894
  Inventories:
    Raw Material                                   1,280,032      1,678,239
    Work in Process and Finished Goods             3,005,701      2,653,028
  Prepaid and Refundable Income Taxes              1,770,215      2,027,147
  Prepaid Expenses and Other Current Assets        4,034,764      2,665,358
                                                 -----------    -----------
     Total Current Assets                         28,650,932     25,886,726

PROPERTY AND EQUIPMENT:
  Cost                                            94,349,061     90,326,887
  Accumulated Depreciation                       (53,956,021)   (51,469,024)
                                                 -----------    -----------
     Net Property and Equipment                   40,393,040     38,857,863
OTHER ASSETS                                       5,559,707      5,776,979
                                                 -----------    -----------
TOTAL ASSETS                                     $74,603,679    $70,521,568
                                                 -----------    -----------
                                                 -----------    -----------
CURRENT LIABILITIES:
  Current Maturities on Debt                     $ 1,500,318    $ 1,501,478
  Accounts Payable                                 7,116,409      8,281,648
  Accrued Expenses                                 6,925,816      7,496,115
                                                 -----------    -----------
     Total Current Liabilities                    15,542,543     17,279,241
DEFERRED INCOME TAXES                              6,611,387      6,491,387
LONG-TERM DEBT (less Current Maturities)          20,351,430     16,699,942
OTHER NON-CURRENT LIABILITIES                      5,012,422      5,382,482
SHAREHOLDERS' EQUITY:
  Common Shares, $2.50 par value:                 14,183,493     14,183,493
   Authorized 12,000,000 shares in 1995 and 1994.
   Issued 5,673,397 Shares in 1995 and 1994
  Additional Paid-In Capital                       1,514,262      1,531,600
  Earnings Retained in the Business               16,948,534     14,561,840
  Shares held in Treasury (947,881 in
   1995 and 956,381 in 1994), at Cost             (5,357,632)    (5,405,657)
  Underfunded Pension Liability Adjustment          (202,760)      (202,760)
                                                 -----------    -----------
     Total Shareholders' Equity                   27,085,897     24,668,516
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $74,603,679    $70,521,568
                                                 -----------    -----------
                                                 -----------    -----------

                   LINDBERG CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Six Months Ended
INCREASE (DECREASE) IN CASH                                June 30,
                                                 ---------------------------
                                                     1995           1994
                                                 ------------   ------------
Cash Flows from Operating Activities:
  Net Earnings                                   $ 2,953,186    $ 2,314,150
  Adjustments to Reconcile Net Earnings
  to Net Cash Provided by (Used in)
  Operating Activities:
     Depreciation                                  2,618,721      2,022,411
     Increase in Deferred Taxes                      120,000         90,000
     Change in Assets and Liabilities             (4,850,354)    (1,995,597)
                                                 -----------    -----------
  Total Adjustments to Reconcile Net Earnings
  to Net Cash Provided by Operating Activities    (2,111,633)       116,814
                                                 -----------    -----------
     Net Cash Provided by Operating Activities       841,553      2,430,964

Cash Flows from Investing Activities:
  Capital Expenditures                            (4,181,431)    (1,872,584)
  Proceeds from Note Receivable for
  Sale of International Affiliate                        ---        484,000
  Proceeds from Notes Receivable for
  Sales of Heat Treat Facilities                     200,000      1,304,350
  Payment for Purchase of Impact Industries, Inc.,
  Net of Cash Acquired                                   ---     (5,497,106)
                                                 -----------    -----------
    Net Cash Used in Investing Activities         (3,981,431)    (5,581,340)

Cash Flows from Financing Activities:
  Net Borrowings Under Revolving Credit Agreement  4,400,000     10,050,000
  Principal Payments on Long-Term Debt              (700,000)           ---
  Repayment of Long-Term Debt of Impact
  Industries, Inc.                                       ---     (6,411,633)
  Principal Payments of Capital Lease Obligations    (48,512)       (15,218)
  Dividends Paid                                    (566,492)      (470,709)
                                                 -----------    -----------
     Net Cash Provided by Financing Activities     3,084,996      3,152,440

     Net Increase (Decrease) in Cash                 (54,882)         2,064
  Cash at Beginning of Period                        111,060        210,660
                                                 -----------    -----------
  Cash at End of Period                          $    56,178    $   212,724
                                                 -----------    -----------
                                                 -----------    -----------

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                  $   870,977    $   224,675
  Income Taxes Paid - Net of Refunds               1,680,149      1,123,410

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

           Statements for the three month and six month periods ended June 30, 1995 and June 30, 1994 reflect, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION:

For the six months ended June 30, 1995, the Company's borrowings increased $3.7 million to $21.9 million from $18.2 million. Correspondingly, the Company's debt -to-capitalization ratio increased to 45% from the year-end level of 42%. The additional borrowings were required to fund an increase in working capital and to fund expenditures on capital projects. Working capital increased primarily due to the growth in accounts receivable which resulted from the Company's increased sales volume.

Capital expenditures through June were $4.2 million. Of the amount spent thus far, approximately 17% related to growth of the Company's Strategic Partnership 2000 program. The Company expects to invest about $7 million overall on capital projects in 1995.

In December 1994, the Company experienced a fire at its Solon, Ohio heat treating facility. Throughout 1995, the Company made expenditures to repair or replace plant and equipment damaged by the fire. As of June 30, 1995, these cash outlays totaled $700,000 after netting the effect of an advance received by the Company against final settlement of an insurance claim made as a result of the damage. The Company expects to expend additional funds in the third quarter to complete the restoration of the facility, and anticipates receiving the final settlement for the claim by year-end 1995.

On July 26, 1995, the Board of Directors declared a cash dividend of $.06 on each of the Company's common shares, payable on September 1, 1995, to shareholders of record at the close of business on August 10, 1995. This was the same amount as was paid in the previous quarter.

OF RESULTS OF OPERATIONS:

Quarter Ended June 30, 1995 and 1994

Sales for the second quarter of 1995 increased $4.9 million, or 18%, to $31.4 million from $26.5 million in the second quarter of 1994. Excluding sales for Impact Industries, Inc. ("Impact") which was acquired on April 29, 1994, from the second quarter of 1995 and 1994, sales for the Company increased 11% over last year's second quarter . Second quarter sales, while improved over the second quarter of 1994, reflected softening in some of the Company's markets served, particularly with certain automotive and consumer products customers.

The Company's second quarter earnings from operations increased $435,000 to $2.9 million from $2.5 million in 1994, as operating margins were essentially maintained as sales increased.

Interest expense for the second quarter increased $222,000 to $435,000 from $213,000. The increase resulted from having additional borrowings related to the purchase of Impact for three months during 1995 versus two months in 1994, and an increase in the effective date of borrowings.

As a result of the above, second quarter net income increased $160,000, or 12%, to $1.5 million from $1.3 million in the second quarter of 1994. Earnings per share for the quarter increased $.03 to $.31 from $.28 in 1994.


Six Months Ended June 30, 1995 and 1994

For the six months ended June 30, 1995, sales were up $19.7 million, or 43%, to $65.0 million from $45.3 million in 1994. Excluding Impact from each year in the comparison, sales increased 18% from the prior year. For 1995, the softening in orders mentioned above was reflected in second quarter sales falling 7% below the strong revenue level experienced during the first quarter of 1995.

Through June, earnings from operations increased $1.6 million to $5.8 million from $4.2 million last year. This gain resulted mainly from the aforementioned sales increase, as the Company's operating profit margin fell slightly from 1994 primarily due to reduced productivity in the first quarter as the Company's operations maintained service levels during that period of high order demand.

The six month interest expense increased $580,000 to $860,000 from $280,000 in 1994. This increase was the result of having additional borrowings related to the purchase of Impact outstanding for six months in 1995 versus four months in 1994 and also a higher effective interest rate in 1995.

As a result of the above, first half earnings rose $640,000, or 28%, to $3.0 million in 1995 from $2.3 million the year before. Earnings per share were $.62 versus $.49 in 1994, an increase of 27%.

Outlook:

Impact, as a result of new contracts, expects significant sales volume growth from one of its existing customers to commence in the third quarter of 1995. This customer is expected to add several million dollars annually to Impact's revenues over the next three years. Based on the short term outlook, however, the new business with this customer will be offset to some degree by softness in sales with some other customers as well as selected other business no longer retained by Impact.

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held on April 26, 1995.
         Matters submitted to, and approved by, the shareholders included amendments to the 1991 Stock Option Plan for Key Employees and amendments to the 1991 Stock Option Plan for Directors, which are included in the Registrant's definitive Proxy Statement dated March 24, 1995. The shareholders voted 2,789,393 shares in favor of, 571,928 shares against and withheld 162,700 shares in the vote on the amendments to the Stock Option Plan for Key Employees. The shareholders voted 3,314,462 in favor of, 393,324 shares against and withheld 163,075 shares in the vote on the amendments to the Stock Option Plan for Directors.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits Required by Item 601 of Regulation S-K - Exhibits required by Item 601 of Regulation S-K are listed in the
                Exhibit Index which is attached hereto at page 11 and which is incorporated herein by reference.

         (b)    Reports on Form 8-K     There were no reports on Form
                                        8-K filed for the three months
                                        ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LINDBERG CORPORATION



Principal Financial and Accounting           By  Stephen S. Penley
Officer:                                       -------------------------
                                                 Stephen S. Penley
                                                 Senior Vice President
                                                 and Chief Financial Officer,
                                                 Secretary and Treasurer


Dated: August 11, 1995

                             LINDBERG CORPORATION
                        Quarterly Report on Form 10-Q
                     for the Quarter Ended June 30, 1995

                                 Exhibit Index
                                                               Page Number (1)
Number and Description of Exhibit                              (or reference)
---------------------------------                              ---------------


2.   Plan of acquisition, reorganization,
     arrangement, liquidation or succession

     2.1  Stock Purchase Agreement Dated
          April 19, 1994 among Rexcorp
          International Ltd., Marle Management Ltd.,
          D.F. Haslam Management Ltd., and Gary E.
          Miller and Lindberg Corporation                            (2)

3.   Articles of Incorporation and By-Laws

     3.1  Certificate of Incorporation (composite)                   (3)
     3.2  1979 Amendment to Certificate of Incorporation             (4)
     3.3  1987 Amendment to Certificate of Incorporation             (5)
     3.4  By-Laws (as amended)                                       (6)

4. Instruments defining the rights of security holders, including indentures

     4.1  Amended and Restated Credit Agreement                      (7)
          Dated as of April 28, 1994

10.  Material Contracts

     10.1 Description of Bonus Program                              (8)
     10.2 Consulting Agreement Between the
          Registrant and G.H. Bodeen dated
          October 25, 1990                                          (9)
     10.3 1991 Stock Option Plan for Key Employees                 (10)
     10.4 1991 Stock Option Plan for Directors                     (11)

11.  Statement re computation of net earnings
     per common share                                             Attached

27.  Financial Data Schedule                                      Attached

(1)    Shown only in manually signed original.

(2) Incorporated by reference to Exhibit 2.1 of the Registrant's Report on Form 8-K dated May 13, 1994, Commission file no. 0-8287.

(3) Incorporated by reference to Exhibit 3.1 of the Registrant's Report on Form 10-K for the year ended December 31, 1980, Commission file no. 0-8287.

(4) Incorporated by reference to Exhibit 3.2 of the Registrant's Report on Form 10-Q for the quarter ended March 31, 1995, Commission file no. 0-8287.

(5) Incorporated by reference to page 6 of the Registrant's 1987 proxy statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, Commission file no. 0-8287.

(6) Incorporated by reference to Exhibit 3.3 of the Registrant's Report on Form 10-K for the year ended December 31, 1994, Commission file no. 0-8287.

(7) Incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 8-K dated May 13, 1994, Commission file no. 0-8287.

(8) Incorporated by reference to page 5 of the Registrant's 1991 proxy statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Commission file no. 0-8287.

(9) Incorporated by reference to Exhibit 10.5 of the Registrant's Report on Form 10-K for the year ended December 31, 1990, Commission file no. 0-8287.

(10) Incorporated by reference to Appendix A of the Registrant's 1995 proxy statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission file no. 0-8287.

(11) Incorporated by reference to Appendix B of the Registrant's 1995 proxy statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission file no. 0-8287.

                                                                 Exhibit 11

                  COMPUTATION OF NET EARNINGS PER COMMON SHARE

                                 Three Months Ended        Six Months Ended
                                      June 30,                  June 30,
                               ----------------------   ----------------------
                                  1995        1994         1995        1994
EARNINGS
Net Earnings                   $1,481,958  $1,322,405   $2,953,186  $2,314,150
                               ----------  ----------   ----------  ----------
                               ----------  ----------   ----------  ----------

SHARES
Weighted Average Number
 of Common Shares Outstanding   4,724,296   4,708,819    4,721,756   4,706,656
Common Share Equivalents           40,160      51,290       39,036      36,296
                               ----------  ----------   ----------  ----------

Weighted Average Common
  Shares Outstanding and
  Equivalents                   4,764,456   4,760,109    4,760,792   4,742,952
                               ----------  ----------   ----------  ----------
                               ----------  ----------   ----------  ----------

PRIMARY EARNINGS PER

COMMON SHARE
Net Earnings                   $      .31  $      .28   $      .62  $      .49
                               ----------  ----------   ----------  ----------
                               ----------  ----------   ----------  ----------