Form 10-K/A
period 1994-12-31
LINDBERG CORP /DE/
filed 1995-09-14
CIK 59593

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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


                        Amending Items 1, 2, 7 and 8.

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

     The Company's Heat Treating Services segment employs some environmentally hazardous materials, including oil and solvents, and has some underground storage tanks. The Company has made expenditures to comply with laws and regulations relating to the protection of the environment, including studies, investigations and remediation of ground contamination, and expects to make such expenditures in the future in its efforts to comply with existing and future requirements. While such expenditures to date have not materially affected the Company's capital expenditures, competitive position, financial condition or results of operations, there can be no assurance that more stringent regulation or enforcement in the future will not have such effects. However, based on existing regulations, the Company does not anticipate the requirement for material capital expenditures in its operations to maintain compliance in the future.

     In some cases, the Company has notified state authorities of a possible need for remediation at Heat Treating sites it previously operated, or, in one case, currently operates. At all such sites, costs which may be incurred are difficult to accurately predict until the level of contamination is determined, and would be subject to increase if more contamination is discovered during investigation or remediation or if state authorities require more remediation than anticipated. Such costs may be less if the contamination proves to be less than currently expected and to the extent costs are covered by insurance or are allocable to others. The Company has estimated a range of costs in establishing the reserves noted below.

     The Company has also been notified by various state and federal governmental authorities that they believe it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at certain hazardous and other waste disposal sites which were never owned or operated by the Company. In some such cases, the Company has effected settlements with the relevant authorities for immaterial amounts. In other such cases, the Company is participating in negotiations for settlement with the relevant authorities or other parties believed by the Company to be responsible or has notified the authorities that it denies responsibility for clean-up obligations. Management believes that the ultimate outcome will not have a material effect on the Company's financial condition or results of operations.

     At December 31, 1994, the Company had reserves of approximately $1.6 million to cover future anticipated costs for the issues outlined above. Such reserves give no effect to possible recoveries from insurers or other potentially responsible parties nor do they reflect any discount for the several years over which investigation or remediation amounts may be paid out.

     At December 31, 1994 this segment employed 610 employees as compared to 547 at the prior year-end.

     The Company's Heat Treating Services segment operates with a limited backlog due to the nature of its businesses. Operations in this segment process customer produced parts on a very short turnaround basis; therefore, backlog in facilities within the segment is generally estimated to be less than one week.

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

     Operations within this segment have been monitored by the Company to ensure that they comply with environmental protection laws and regulations. Expenditures for this purpose have not had, nor are they anticipated to have, a materially adverse effect upon the capital expenditures, net earnings or competitive position of this segment.

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

     Backlog figures within the Precision Products Segment as of May 31, 1995 and May 31, 1994 were $21.7 million and $19.1 million, respectively. The Company expects all of the backlog at May 31, 1995 to be filled by December 31, 1995. The Company does not believe this backlog to be of a seasonal nature.

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

The Company's facilities are suitable for their respective uses and are, in general, adequate for the Company's current needs. All facilities, particularly in the Heat Treating Services Segment, serve largely localized markets and customers. Those providing services or products in markets where economic activity is strong at any particular time operate at relatively high levels of plant utilization. The Company believes that it has sufficient capacity at its current facilities to absorb additional workloads at any reasonably anticipatable levels.

                                   PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION & ANALYSIS

OF FINANCIAL CONDITION:
During 1994, the company's total borrowings increased $10.4 million to $18.2 million at December 31, 1994 from $7.8 million at year-end 1993.
Correspondingly, the ratio of debt to total capitalization increased to 42% at year-end 1994 from 27% at the prior year-end.

        The primary activity which resulted in the requirement for additional borrowings was the acquisition of all of the outstanding common shares of Rexcorp U.S. Inc. and its wholly-owned subsidiary Impact Industries, Inc. (Impact) on April 29, 1994. The purchase price for the shares acquired and the repayment of certain Impact bank loans were financed with additional borrowings by Lindberg totalling approximately $12 million on the date of acquisition.

        Additionally, on November 30, 1994, the company acquired all of the outstanding common shares of H&H Heat Treating, Inc. (H&H) for $500,000, which was also financed with additional bank debt. H&H had no debt on the date of acquisition.

        These capital requirements were offset by $2.1 million generated through the results of operations and the collection of notes receivable.

        Capital expenditures increased $3.1 million to $6.2 million during 1994 from $3.1 million in the prior year. Approximately $900,000 of the increase related to Impact since its acquisition.

        Investments were made selectively in equipment needed to accommodate strong gains in base business sales throughout 1994 in both the Heat Treating Services and Precision Products business segments. Within the Heat Treating Services segment, the Strategic Partership 2000 (SP 2000) process required additional capital investment to support its growth. The SP 2000 program provides heat treating to customers via dedicated equipment, either at their site or within a Lindberg facility. Approximately 64% of the increase in capital spending from 1993, excluding Impact's capital expenditures, related to SP 2000 projects. The company anticipates that the SP 2000 program will continue the requirement for significant capital investment in 1995.

        Also contributing to the requirement for funds during the year was an increase in working capital - largely as a result of the aforementioned significant increase in sales. Inventories and accounts receivables increased at Impact since the acquisition to support its sales growth. Traditional Lindberg operations also required additional working capital in support of revenue growth.

        The company received repayments on several notes receivable related to the sale of business units in 1992 and 1993. Specifically, $1.3 million was received as final payment from the sale of the company's Florida operations in May 1993, $200,000 of scheduled partial payment was received for the sale of a Georgia operation in December 1993 and $484,000 was received as final payment from the sale of the company's shares in Lindberg do Brasil in May 1992.

        On the closing date of its acquisition of Impact, the company expanded its borrowing capacity by entering into new revolving credit and term loan facilities with its banks. At that time, the maximum borrowing limit was increased $9.0 million to $27.0 million from $18.0 million. The borrowing under the new agreement includes a $7.0 million term loan which amortizes evenly on a quarterly basis for the five years following inception. As of December
31, 1994 , $700,000 of the term loan had been repaid. The $20 million unsecured revolving credit facility provides for the issuance of letters of credit, up to a maximum of $5.0 million. At year-end 1994, the company had borrowed $11.6 million under the revolving credit facility and was using $3.8 million for a letter of credit in accordance with an insurance agreement. Therefore, $4.6 million of the $20 million revolving credit agreement was still available for borrowing at December 31, 1994. The $27 million financing agreement will expire in April 1999 unless renewed. The company has the option to convert all or part of the line of credit borrowings to a term loan on or prior to the expiration date. The company believes that its borrowing capacity and funds generated through operations are sufficient to accommodate capital investment and working capital needs both in the upcoming year and in the long-term.

        Restructuring activities did not have a material effect on cash in 1994 and are not expected to require significant cash outlays in 1995.

        Finally, during 1994, the company made cash outlays related to certain environmental related matters. These largely included costs for consulting/engineering, legal support and, in certain cases, site remediation. The company believes that these outlays in 1994 had, and in subsequent years will have, a limited effect on its financial position and liquidity.

OF RESULTS OF OPERATIONS: 1994 VERSUS 1993
Net sales for the company increased $30.3 million, or 43%, to $99.9 million in 1994 from $69.6 million in 1993. Approximately $22 million of the increase related to Impact since its acquisition. The remaining increase is related to traditional Lindberg operations, representing a 12% increase in comparison to the prior year. Sales for the Heat Treating Services business segment, adjusting for operations sold or closed in 1993, rose 11% in 1994 while sales in the Precision Products segment - excluding Impact - increased by 34% in comparison to 1993.

        At nearly all Lindberg facilities in 1994, sales gains were recorded relative to 1993. The sales strengthening which had begun to develop in the latter part of 1993 accelerated into 1994 and continued for the full year. Fourth quarter 1994 sales were ahead of the fourth quarter sales in the prior year by 11%, adjusting for the effect of Impact. The company believes that the rate of the new orders experienced throughout 1994 will continue into 1995, with longer term effects contingent on the duration of the currently positive cycle in the U.S. economy.

        The acquisition of Impact resulted in a shift in the percentage of the company's sales to manufactured products from heat treating services - about 40% for 1994 from 20% in 1993 - and also in a higher concentration of revenue from automotive related markets. Estimated historically at about 20%, the percentage of sales from the automotive customer base increased to just over 30% subsequent to the Impact acquisition. The shift in sales mix to automotive related and other industrial oriented markets in the midwest, which were strong in 1994, was a prime contributor to the overall sales gains during the year.

        The company's earnings from operations increased $4.1 million to $8.1 million, or 8.1% of sales, from $4.0 million, or 5.8% of sales, in 1993. The prior year figure excludes a restructuring charge of $8.3 million recorded in that year. The improved operating earnings and margin percentage on a year-to-year basis resulted mainly from the favorable operating leverage experienced as revenues expanded during 1994. Additionally, the company realized a full year of financial benefits related to the closure or sale of facilities in 1993 which had lower than acceptable profitability levels.

        The company continued with its ongoing efforts to enhance the productivity of its operations and to limit the growth in selling, general and administrative expenses to only the most essential areas. For the year, productivity improvements were limited as many of the company's plants focused available resources on effectively accommodating increased customer requirements.

        Selling, general and administrative expenses increased $2.0 million, or 19%, to $13.1 million in 1994 from $11.1 million in the prior year. Approximately 66% of the increase related to Impact. Total selling, general and administrative expenses fell to 13% of sales in 1994 from 16% in 1993.

        Interest expense rose $482,000 to $891,000 in 1994 from $409,000 in the prior year. This increase was largely due to the increased level of borrowings discussed above. However, rising interest rates also contributed to higher interest expense during 1994 - particularly in the latter half of the year.
For 1994, the average annual interest rate on borrowings was 6.0% as compared to 4.3% for 1993.

        The company's net income increased $5.7 million to $4.4 million, or $0.92 per share, in 1994 from a net loss of $1.3 million, or $0.28 loss per share in 1993. The 1993 period included the previously mentioned restructuring charge and a one time gain of $1.5 million related to the adoption of SFAS 109 on accounting for income taxes - both recorded in the first quarter of that year.

        Although the company cannot accurately determine the exact effect of inflation on its operations, it does not believe inflation has had a material effect during either year on sales or results of operations.

1993 VERSUS 1992
Net sales of $69.6 million for 1993 declined 2.0% from $71.0 million in 1992. However, excluding the effects of the company's Florida operations, sold in May 1993, from both years' figures, sales improved slightly in 1993.

        Reflecting the overall improved business environment for the company's operations, fourth quarter 1993 sales were the highest quarterly results for the year and were 10% ahead of the same quarter in 1992 - again adjusting for the sale of the Florida businesses. Normal seasonal business patterns would not have resulted in such a strong fourth quarter.

        Generally, the company's operations with the most improvement in 1993 were those serving customers located in midwestern markets, particularly within the automotive related industries. Gains in this area offset weakness at divisions in southern California where significantly reduced commercial aerospace and defense related order activity adversely affected sales.

        For the year, despite the overall year-to-year reduction in sales, the company's gross margin percent improved to 22% from 21% in the year earlier period. This resulted mainly from the continued gain in productivity by the company's associates - 4% ahead of the 1992 productivity level - and the sale or closure of heat treat facilities with below normal profitability.

        Also during 1993, the company continued with efforts aimed at reducing its selling, general and administrative expenses. As compared to the prior year, this category of costs fell 14%. Interest expense was also lowered during 1993 by 20% due to the combined effects of reduced debt levels and a decrease in the average interest rate on borrowings - to 4.3% in 1993 from 5.0% in 1992.

        As a result of the above, the company recorded a net loss of $1.3 million, or $0.28 loss per share, in 1993 including the after-tax effects of a restructuring charge ($5.1 million, or $1.09 per share ) and a one time $1.5 million gain related to the adoption of SFAS 109.

        The restructuring charge was recorded during 1993 to recognize the expected financial effects of the closure or sale of heat treat facilities that were no longer earning an adequate return on capital employed or where assets had ceased to be acceptably productive and the elimination of certain other non-productive assets within the company.

Item 8. Financial Statements and Supplementary Data


CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS

                                                               For the Years Ended December 31,
                                                              --------------------------------------
                                                              1994           1993               1992
                                                              ----           ----               ----
Net Sales                                                  $99,858,339     $69,619,134      $71,039,481
Cost of Sales                                               78,616,438      54,516,072       56,377,962
                                                           --------------------------------------------
    Gross Profit                                            21,241,901      15,103,062       14,661,519
Selling, General and Administrative Expenses                13,129,634      11,055,531       12,916,262
Restructuring Charge                                                 -       8,261,000                -
                                                           --------------------------------------------
    Earnings (Loss) From Operations                          8,112,267      (4,213,469)       1,745,257
Other Income (Expense):
    Interest Expense                                          (891,455)       (409,380)        (510,598)
    Interest Income                                             77,998          78,740          102,744
                                                           --------------------------------------------
    Total Other Income (Expense)                              (813,457)       (330,640)        (407,854)
                                                           --------------------------------------------
Earnings (Loss) Before Income Taxes and Cumulative Effect
    of Change in Accounting Principle                        7,298,810      (4,544,109)       1,337,403
(Provision) Benefit for Income Taxes
                                                            (2,924,436)      1,726,582         (395,133)
                                                           --------------------------------------------
Earnings (Loss) Before Cumulative Effect
    of Change in Accounting Principle                        4,374,374      (2,817,527)         942,270
Cumulative Effect of Change in Accounting Principle                  -       1,500,000                -
                                                           --------------------------------------------
NET EARNINGS (LOSS)
                                                            $4,374,374   $  (1,317,527)        $942,270
                                                           --------------------------------------------

Per Share Amounts:
Earnings (Loss) Before Cumulative Effect
    of Change in Accounting Principle                             $.92           $(.60)            $.20
Cumulative Effect of Change in Accounting Principle                  -             .32                -
                                                           --------------------------------------------
NET EARNINGS (LOSS)                                               $.92           $(.28)            $.20
                                                           --------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   For the Years Ended December 31, 1994, 1993 and 1992
                               ----------------------------------------------------------------------------------------
                                                                                             Underfunded
                               Common        Additional       Retained       Treasury  Pension Liability
                               Shares   Paid-in Captial       Earnings         Shares         Adjustment         Total
                               ----------------------------------------------------------------------------------------
Balance, December 31, 1991  $14,183,493    $1,573,790      $13,618,679    $(5,600,441)     $ (161,690)      $23,613,831
Net Earnings                                                   942,270                                          942,270
Dividends Paid                                              (1,126,211)                                      (1,126,211)
Stock Award                                    (6,500)                         56,500                            50,000
Pension Adjustment                                                                            (18,187)          (18,187)
                            -------------------------------------------------------------------------------------------
Balance, December 31, 1992   14,183,493     1,567,290       13,434,738     (5,543,941)       (179,877)       23,461,703
Net Loss                                                    (1,317,527)                                      (1,317,527)
Dividends Paid                                                (940,508)                                        (940,508)
Stock Award                                   (21,500)                         56,500                            35,000
Pension Adjustment                                                                            (84,101)          (84,101)
                            -------------------------------------------------------------------------------------------
Balance, December 31, 1993   14,183,493     1,545,790       11,176,703     (5,487,441)       (263,978)       21,154,567
Net Earnings                                                 4,374,374                                        4,374,374
Dividends Paid                                                (989,237)                                        (989,237)
Exercise of Stock Options                     (14,190)                         81,784                            67,594
Pension Adjustment                                                                             61,218            61,218
                            -------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994  $14,183,493    $1,531,600      $14,561,840    $(5,405,657)      $(202,760)      $24,668,516
                            -------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
                                                                              For the Years Ended December 31,
                                                                             ---------------------------------
                                                                             1994                       1993
ASSETS                                                                       ----                       ----
CURRENT ASSETS:
Cash                                                                    $     111,060             $     210,660
Receivables, Less Allowance for Doubtful Accounts
    of $264,000 in 1994 and $257,000 in 1993                               16,751,894                10,612,408
Inventories                                                                 4,331,267                 1,415,398
Prepaid and Refundable Income Taxes                                         2,027,147                 1,723,752
Prepaid Expenses and Other Current Assets                                   2,665,358                 1,812,772
                                                                          -----------               -----------
    Total Current Assets                                                   25,886,726                15,774,990

PROPERTY AND EQUIPMENT
Land                                                                        2,165,204                 1,827,204
Buildings and Improvements                                                 18,589,999                15,776,007
Machinery and Equipment                                                    68,534,930                60,635,305
Construction in Progress                                                    1,036,754                 1,019,430
                                                                          -----------               -----------
    Total Property and Equipment                                           90,326,887                79,257,946
Less-Accumulated Depreciation                                             (51,469,024)              (50,993,301)
                                                                          -----------               -----------
    Net Property and Equipment                                             38,857,863                28,264,645
Other Assets                                                                5,776,979                 3,564,261
                                                                          -----------               -----------
TOTAL ASSETS                                                            $  70,521,568             $  47,603,896

LIABILITIES
CURRENT LIABILITIES:
Current Maturities on Long-Term Debt                                    $   1,501,478             $      80,000
Accounts Payable                                                            8,281,648                 2,757,388
Accrued Expenses:
    Salaries and Wages                                                      1,960,967                 1,197,229
    Taxes, other than income                                                  740,978                   712,502
    Employee Insurance and Benefits                                         1,670,259                 1,398,427
    Utilities                                                                 547,907                   537,954
    Other                                                                   2,576,004                 2,541,105
                                                                          -----------               -----------
    Total Current Liabilities                                              17,279,241                 9,224,605

NON-CURRENT LIABILITIES:
Deferred Income Taxes                                                       6,491,387                 4,302,058
Long-Term Debt (Less Current Maturities)                                   16,699,942                 7,700,000
Accrued Pension                                                             2,526,996                 2,603,738
Other Non-Current Liabilities                                               2,855,486                 2,618,928
                                                                          -----------               -----------
    Total Non-Current Liabilities                                          28,573,811                17,224,724

SHAREHOLDERS' EQUITY:
Common Shares, $2.50 par value:
    Authorized 12,000,000 shares in 1994 and 1993
    Issued 5,673,397 shares in 1994 and 1993                               14,183,493                14,183,493
Additional Paid-In Capital                                                  1,531,600                 1,545,790
Earnings Retained in the Business                                          14,561,840                11,176,703
Shares Held in Treasury (956,381 in 1994 and 970,856 in 1993), at Cost     (5,405,657)               (5,487,441)
Underfunded Pension Liability Adjustment                                     (202,760)                 (263,978)
                                                                          -----------               -----------
    Total Shareholders' Equity                                             24,668,516                21,154,567
                                                                          -----------               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $  70,521,568             $  47,603,896

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                For the Years Ended December 31,
                                                                              -----------------------------------
                                                                              1994            1993           1992
                                                                              ----            ----           ----
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (Loss)                                                      $    4,374,374    $(1,317,527)  $   942,270
Adjustments to Reconcile Net Earnings (Loss)
to Net Cash Provided by Operating Activities:
Depreciation                                                                  4,455,002      3,715,882     4,419,952
Goodwill Amortization                                                            61,019              -             -
Increase (Decrease) in Deferred Taxes                                           728,031       (192,809)     (286,620)
Non-Cash Portion of Restructuring Charge-Net of Tax Benefits                          -      2,444,804             -
Change in Assets and Liabilities:
    Receivables                                                              (1,306,809)       234,992      (598,321)
    Inventories                                                                (967,818)        72,139      (104,554)
    Prepaid and Refundable Income Taxes                                         336,078       (252,028)       (4,780)
    Prepaid Expenses and Other Current Assets                                  (703,637)       350,687        59,526
    Accounts Payable and Accrued Expenses                                     1,213,006       (628,783)      739,127
    Other                                                                      (767,073)       318,072        (3,341)
                                                                             ----------     ----------    ----------
    Total Adjustments to Reconcile Net Earnings (Loss) to Net Cash
    Provided by Operating Activities                                          3,047,799      6,062,956     4,220,989
                                                                             ----------     ----------    ----------
    Net Cash Provided by Operating Activities                                 7,422,173      4,745,429     5,163,259
                                                                             ----------     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                         (6,194,914)    (3,088,560)   (4,787,624)
Proceeds from Note Receivable for Sale of International Affiliate               484,000        566,000       200,000
Proceeds from Notes Receivable for Sales of Heat Treat Facilities             1,504,350        500,000             -
Payment for Purchase of Impact Industries, Inc., Net of Cash Acquired        (5,497,106)             -             -
Payment for Purchase of H&H Heat Treating, Inc., Net of Cash Acquired          (474,800)             -             -
                                                                             ----------     ----------    ----------
    Net Cash Used in Investing Activities                                   (10,178,470)    (2,022,560)   (4,587,624)
                                                                             ----------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Payments) Under Revolving Credit Agreement                    3,900,000     (1,700,000)      900,000
Borrowings Under Bank Term Loan                                               7,000,000              -             -
Principal Payments on Long-Term Debt                                           (780,000)       (80,000)     (280,000)
Repayment of Long-Term Debt of Impact Industries, Inc.                       (6,411,633)             -             -
Principal Payments of Capital Lease Obligations                                 (62,433)             -             -
Dividends Paid                                                                 (989,237)      (940,508)   (1,126,211)
                                                                             ----------     ----------    ----------
    Net Cash Provided by (Used in) Financing Activities                       2,656,697     (2,720,508)     (506,211)
                                                                             ----------     ----------    ----------

NET INCREASE (DECREASE) IN CASH                                                 (99,600)         2,361        69,424

Cash at Beginning of Year                                                       210,660        208,299       138,875
                                                                             ----------     ----------    ----------
Cash at End of Year                                                          $  111,060     $  210,660    $  208,299
                                                                             ----------     ----------    ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid                                                                $  857,978     $  443,923    $  667,862
Income Taxes Paid                                                             2,111,777        807,286       641,089

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contribution of Assets to Joint Venture                                         559,429              -             -
                                                                             ----------     ----------    ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 1994, 1993 and 1992

NOTE 1. ACCOUNTING POLICIES
A. Principles of Consolidation
The consolidated financial statements include the accounts of Lindberg Corporation and its subsidiaries. Significant intercompany balances and transactions have been eliminated.

B. INVENTORIES
Inventories consist of material, labor and indirect manufacturing costs and are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value.

C. PROPERTY AND DEPRECIATION
Property and equipment are stated at cost. Depreciation is provided on the straight line method for financial statement purposes and on accelerated methods for income tax purposes. Maintenance costs are charged to expense as incurred. Expenditures which improve efficiency or capacity or extend the useful life of assets are capitalized. Interest cost incurred during the period of construction of plant and equipment is capitalized as part of the cost of such plant and equipment.

D. INCOME TAXES
For the years ended December 31, 1994 and 1993, the company determined its tax provision and deferred tax balance in compliance with SFAS 109, "Accounting for Income Taxes" (SFAS 109). Under this approach, the provision for income taxes represents income taxes paid or payable for the current year adjusted for the change in deferred taxes during the year. Deferred income taxes reflect the net tax effects of temporary differences between the financial statement bases and the tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Prior years have not been restated and, accordingly, reflect the procedures required by APB Opinion No. 11.

E. EARNINGS PER SHARE
Earnings per share are based on the weighted average number of shares outstanding and common share equivalents of dilutive stock options. Shares used in the calculations for the years ended December 31, 1994, 1993 and 1992 were 4,757,867, 4,701,966 and 4,691,913, respectively.

F. RECLASSIFICATIONS
Certain prior period amounts have been reclassified to be consistent with the 1994 presentation.

NOTE 2. ACQUISITIONS
On April 29, 1994, the company acquired all of the outstanding shares of Rexcorp U.S. Inc. and its wholly-owned subsidiary Impact Industries, Inc. (Impact), paying $5.50 million in cash and retiring $6.41 million of its outstanding debt. The results of operations since April 29, 1994 are included in the 1994 totals of the company.

   On November 30, 1994, the company acquired all of the outstanding shares of H&H Heat Treating, Inc. (H&H) for $500,000. The results of operations since November 30, 1994 are included in the 1994 totals of the company.

   Both acquisitions were accounted for using the purchase method; accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the date of acquisition. The allocations of the purchase prices are based upon preliminary results of asset valuations and liability and contingency assessments. Actual allocations may differ based on the final asset valuations and liability assessments.

   The preliminary allocations of the purchase prices are as follows: (in thousands)

                                             Impact                H&H
                                             ------                ---
Property and Equipment                      $ 9,156              $ 466
Accounts Receivable                           4,534                302
Inventory                                     2,417                  -
Goodwill                                      2,746                  -
Other Assets                                    788                 49
Accounts Payable                             (3,282)              (111)
Other Liabilities                            (4,447)              (206)
                                            -------              -----
                                            $11,912              $ 500
                                            =======              =====

Goodwill is being amortized over a period of 30 years.

    The following table presents proforma information for the combined entities of Lindberg Corporation, Rexcorp U.S. Inc. and H&H Heat Treating, Inc. for the twelve months ended December 31, 1994 and 1993 as if the acquisitions had taken place on January 1st of each year. Adjustments to the income statement include additional depreciation and interest charges, the reduction of certain other expenses and income tax effects (in thousands except for per share amounts):

                                          Unaudited                  Unaudited
                                             1994                       1993
                                        --------------             --------------
Net Sales                                  $112,567                  $ 95,609
                                           ========                  ========

Earnings (Loss) Before
  Cumulative Effect of Change
  in Accounting Principle                  $  4,576                  $ (2,748)
Cumulative Effect of Change                      --                     1,500
  in Accounting Principle                  --------                  --------

Net Earnings (Loss)                        $  4,576                  $ (1,248)
                                           ========                  ========


Per Share Amounts:

Earnings (Loss) Before
  Cumulative Effect of Change
  in Accounting Principle                  $    .96                  $   (.58)
Cumulative Effect of Change                      --                       .32
  in Accounting Principle                  --------                   -------
                                           $    .96                      (.26)
                                                 --                        --
Net Earnings (Loss)                        ========                   =======


NOTE 3. INVENTORIES
The components of inventory are: (in thousands)

                                          1994                 1993
                                          ----                 ----
Raw material                             $1,678              $  856
Work in process and finished goods        2,653                 559
                                         ------              ------
                                         $4,331              $1,415
                                         ======              ======

NOTE 4. INCOME TAXES
The major components of the provision (benefit) for income taxes for 1994, 1993 and 1992 are as follows: (in thousands)

                                        Current            Deferred             Total
                                        -------            --------            -------
1994
Federal                                 $1,933             $    402            $  2,335
State                                      510                   79                 589
                                        ------             --------            --------
                                        $2,443             $    481            $  2,924
                                        ======             ========            ========
1993
Federal                                 $  705              $(2,032)            $(1,327)
State                                      148                 (548)               (400)
                                        ------             --------            --------
                                        $  853              $(2,580)            $(1,727)
                                        ======             ========            ========
1992
Federal                                 $  219             $     58            $    277
State                                       71                   47                 118
                                        ------             --------            --------
                                        $  290             $    105            $    395
                                        ======             ========            ========

The provision for income taxes includes deferred tax expense/(benefit) resulting from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows: (in thousands)

                                             1994                1993              1992
                                             ----                ----              ----
Depreciation                               $  49              $   349             $  37
Noncurrent pension expense                    (8)                  33               203
Restructuring activities                     402               (3,091)                -
Investment tax credit amortization             -                    -              (155)
Other                                         38                  129                20
                                           -----              -------             -----
                                           $ 481              $(2,580)            $ 105
                                           =====              =======             =====

The differences between the provision (benefit) for income taxes at the statutory rate and that shown in the consolidated statements of earnings are summarized as follows: (in thousands)

                                                 1994                1993             1992
                                                 ----                ----             ----
Consolidated pretax earnings (loss)
  at statutory rate                             $2,482            $(1,545)           $ 455
State income taxes, net of
  Federal tax benefit                              389               (264)              78
Investment tax credit amortization                   -                  -             (155)
Other                                               53                 82               17
                                                ------            -------            -----
                                                $2,924            $(1,727)           $ 395
                                                ======            =======            =====

Effective January 1, 1993, the company adopted SFAS 109. As permitted under the new rules, prior years' financial statements were not restated. The cumulative effect of adopting SFAS 109 was to reduce the company's net loss in 1993 by $1,500,000.
   Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax liabilities and assets at December 31, 1994 and 1993 are as follows: (in thousands)

                                         1994               1993
                                         ----               ----
Deferred Tax Liabilities:
Tax depreciation over book                $7,357            $5,494
Other liabilities                            562               176
                                          ------            ------
     Total Deferred Tax Liabilities        7,919             5,670
                                          ======            ======

Deferred Tax Assets:
Restructuring activities                     502             1,578
Reserves not deducted for tax              1,062               261
Employee benefit provisions in
  excess of  cash payments                 1,386               870
Other assets                                 697               351
                                          ------            ------
     Total Deferred Tax Assets             3,647             3,060
                                          ------            ------
     Net Deferred Tax Liability           $4,272            $2,610
                                          ======            ======


NOTE 5. DEBT
Long-term debt consists of the following: (in thousands)

                                            1994               1993
                                            ----               ----
Revolving credit                         $11,600             $7,700
Term loan                                  6,300                 --
Capital lease agreements                     301                 --
Industrial revenue bond                       --                 80
                                         -------             ------
                                          18,201              7,780
Less-current maturities                   (1,501)               (80)
                                         -------             ------
                                         $16,700             $7,700
                                         =======             ======


In April 1994, the company entered into an unsecured credit agreement with two banks which provides for a line of credit of $20,000,000 and a term loan of $7,000,000. The agreement will expire in April 1999 unless renewed. At the company's option, on or prior to the expiration date, all or part of the line of credit borrowings may be converted to a term loan.
   The company may choose from two interest rate alternatives - the bank's reference rate (prime rate) and a rate based on the Eurodollar. At the company's option, on not more than one occasion prior to the expiration date, the interest rate on the term loan may be converted to a quoted or fixed rate. The effective interest rate for the credit agreement and term loan was 6.0% during 1994 and 7.6% at year-end.
   The agreement also provides for the issuance of letters of credit, as part of the total unsecured line of credit, up to a maximum of $5,000,000. At December 31, 1994 the company used $3,800,000 for a letter of credit in accordance with an insurance agreement.
   The interest rate on the industrial revenue bond was 7.25% and the final installment was paid in December 1994.
   Annual maturities of long-term debt, excluding the revolving credit agreement, for the five years following December 31, 1994 are $1,501,000, $1,486,000, $1,462,000, $1,451,000 and $701,000, respectively.

NOTE 6. EMPLOYEE BENEFITS
The company and its subsidiaries have various pension plans covering substantially all of their employees. The company also administers 401(k) savings plans in connection with the acquisitions of Impact Industries and H&H Heat Treating. The company made contributions of $79,000 to these plans in 1994.
   The pension expense for 1994, 1993 and 1992 was $237,000, $306,000 and
$454,000, respectively, which included, as to certain defined benefit plans, amortization of past service cost over 30 years. The standards utilized by the company to fund the pension plans satisfy the minimum funding requirements under the provisions of ERISA.
   Net periodic pension cost for 1994, 1993 and 1992 included the following components: (in thousands)

                                       1994              1993             1992
                                       ----              ----             ----
Service cost - benefits earned
  during the period                 $   670           $   641           $  695
Interest cost on projected
  benefit obligations                 1,071             1,105            1,111
Return on plan assets                   161            (1,318)            (793)
Net amortization and deferral        (1,665)             (122)            (559)
                                    -------           -------           ------
                                    $   237           $   306           $  454
                                    =======           =======           ======

Table 1 summarizes the funded status of the plans and provides a reconciliation to the long-term pension liability recorded on the company's consolidated balance sheets at December 31, 1994 and 1993.

Table 1: Reconciliation of Funded Status (in thousands)


                                                       Assets           Accumu-            Assets          Accumu-
                                                       Exceed             lated            Exceed            lated
                                                      Accumu-          Benefits           Accumu-         Benefits
                                                        lated            Exceed              ated           Exceed
                                                     Benefits            Assets          Benefits           Assets
                                                     ---------          -------          --------           ------
                                                              1994                               1993
                                                              ----                               ----
Actuarial present value
    of benefit obligations:
    Vested benefit obligations                       $ (9,167)          $(1,719)         $ (9,909)          $(1,893)
                                                     --------           -------          --------           -------
Accumulated benefit
    obligations                                        (9,571)           (1,746)          (10,390)           (1,923)
                                                     --------           -------          --------           -------
Projected benefit obligations                         (12,127)           (1,746)          (13,384)           (1,923)
                                                     --------           -------          --------           -------
Plan assets at fair value                              13,966               518            14,851               504
                                                     --------           -------          --------           -------
Plan assets in excess of
    (or less than) projected
    benefit obligations                                 1,839            (1,228)            1,467            (1,419)
Unrecognized net (gain) loss                             (883)              353              (374)              457
Unrecognized net (assets) obli-
    gations amortized over average
    remaining service period of
    the employee workforce                             (1,447)              165            (1,620)              193
Unrecognized prior
    service cost                                          237               116               278               124
Long-term balance
    sheet liability                                         -              (634)                -              (774)
                                                     --------           -------          --------           -------
Long-term pension liability                          $   (254)          $(1,228)         $   (249)          $(1,419)
                                                     ========           =======          ========           =======


   The discount rate used in determining the projected benefit obligation was 8.25% in 1994 and 7.25% in 1993. The rate of increase in future compensation levels and the expected long-term rate of return on assets were 5.0% and 9.0%, respectively, in both 1994 and 1993.
   The company maintains no postretirement or postemployment benefit plans other than pensions.

NOTE 7. LEASES
The company has a number of lease agreements related to the rental of production and administrative facilities and equipment. These leases are of varying terms and extend as far as the year 2007. The company capitalizes all significant leases which qualify as capital leases.
   The following is a schedule of estimated future minimum rental payments required under leases that have initial or remaining noncancelable terms in excess of one year as of December 31, 1994: (in thousands)

                                                         Operating          Capital
                                                            Leases           Leases
                                                         ---------          -------
1995                                                        $1,107             $125
1996                                                           933              100
1997                                                           917               70
1998                                                           893               53
1999                                                         1,044                1
Thereafter                                                   1,459                -
                                                            ------             ----
Total minimum payment required                              $6,353              349
                                                                               ----
Less imputed interest                                                           (48)
                                                                               ----
Present value of minimum lease payments                                        $301
                                                                               ====

Sublease income due in 1995 is $81,000.  No sublease income is due after 1995.

   The total rent expense for 1994, 1993 and 1992 was $856,000, $939,000 and $1,151,000, respectively.

NOTE 8. STOCK OPTIONS
In 1982, the Board of Directors and shareholders approved a qualified incentive stock option plan. This plan had reserved 250,000 shares of common stock for issue upon exercise of options granted under the plan. In 1989, the plan was amended by the Board of Directors and shareholders to increase the reserve to 450,000 shares. In 1991, the shareholders approved a new stock option plan for key employees covering a maximum of 300,000 shares. This plan replaced the 1982 plan which expired during 1991. The plan provides for the issue, from time to time, of options to purchase shares of the company's common stock at prices not less than 100% of the fair market value of the stock at the time an option is granted. Information as to options granted, exercised, cancelled and outstanding under these plans during the past three years is summarized as follows:

                                                                Average Option
                                             Shares            Price per Share
                                           ----------          ---------------
Outstanding, December 31, 1991              276,700                      $7.02
Options granted during year                  10,000                       5.00
Options cancelled during year               (74,200)                      8.56
                                            -------                      -----
Outstanding, December 31, 1992              212,500                       6.39
Options granted during year                  71,000                       3.54
Options cancelled during year               (20,000)                      6.63
                                            -------                      -----
Outstanding, December 31, 1993              263,500                       5.61
Options granted during year                  89,500                       7.52
Options exercised during year               (14,475)                      4.67
Options cancelled during year               (20,125)                      5.37
                                            -------                      -----
Outstanding, December 31, 1994              318,400                      $6.20
                                            -------                      -----

In 1991, the shareholders approved a stock option plan for members of the Board of Directors who are not employees of the company, covering a maximum of 72,000 shares. Under the terms of this plan, options to purchase an aggregate of 36,000 shares have been granted. The price for these options is $7.00 per share. At December 31, 1994, 36,000 shares were available for future grant.

NOTE 9. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for 1994 and 1993 are shown in Table 2.
   The first quarter 1993 Net Earnings (Loss) includes an $8,261,000 ($5,122,000 after-tax), or $1.09 per share, charge against earnings for the restructuring of the company's heat treating operations (see Note 12) and a $1,500,000, or $0.32 per share, gain related to the cumulative effect of the adoption of SFAS 109 (see Note 4).

NOTE 10. BUSINESS SEGMENT INFORMATION
The company is engaged in Heat Treating Services and Precision Products industry segments. Through its Heat Treating Services segment, it provides commercial heat treating and consulting services. The Precision Products segment produces alloy conveyor belts and specialized castings of aluminum. The products are used mainly in the automotive, construction equipment, consumer products, defense and food processing industries.
   Intersegment and export sales are insignificant. Operating earnings are defined as sales and other income directly related to a segment's operations, less operating expenses. Identifiable assets by segment are those assets used in the company's operations in that segment. Corporate assets are principally cash, notes receivable and prepaid expenses. Table 3 sets forth certain financial information for the years ended 1994, 1993 and 1992.
   1993 Operating Earnings for the Heat Treating segment include an $8,261,000 ($5,122,000 after-tax) charge for restructuring (see Note 12).


Table 2: Quarterly Financial Data (Unaudited)
(in thousands of dollars except for per share amounts)

                                                                                           Net        Earnings
Quarter                                                  Net             Gross        Earnings      (Loss) Per
Ended                                                  Sales            Profit          (Loss)           Share
-------                                                ------          --------       --------       ----------
1994
March 31                                               $18,827        $ 4,734         $   992           $ .21
June 30                                                 26,501          5,901           1,322             .28
September 30                                            26,919          5,646           1,157             .24
December 31                                             27,611          4,961             903             .19
                                                       -------        -------         -------           -------
                                                       $99,858        $21,242         $ 4,374           $ .92
                                                       -------        -------         -------           -------
1993
March 31                                               $18,004        $ 3,899         $(3,099)          $(.66)
June 30                                                 17,438          3,992             646             .14
September 30                                            16,671          3,475             456             .10
December 31                                             17,506          3,737             679             .14
                                                       -------        -------         -------           -------
                                                       $69,619        $15,103         $(1,318)          $(.28)
                                                       -------        -------         -------           -------


NOTE 11. RELATED PARTY
The company holds an 11% equity interest in Thixomat, Inc., a company formed to promote and commercialize Thixomolding(TM) technology. The Chairman of Thixomat serves on the Board of Directors of Lindberg, and is also the President and Chief Executive Officer of University Science Partners, Inc., which holds a 26% equity interest in Thixomat. In addition, Lindberg holds a seat on Thixomat's Board of Directors. At December 31, 1994, the company held a $350,000 equity investment in Thixomat and had a $132,000 investment in related capital equipment.



Table 3: Business Segment Information (in thousands)

                                         Net      Operating    Identifiable    Depreciation          Capital
                                       Sales       Earnings          Assets         Expense     Expenditures
                                     -------       --------     -----------    ------------     ------------
1994
Heat Treating Services                $59,512     $ 8,782          $34,959          $3,099            $4,260
Precision Products                     40,346       2,904           29,243           1,287             1,848
Corporate                                   -      (3,574)           6,320              69                87
                                      -------     -------          -------          ------            ------
                                      $99,858     $ 8,112           70,522          $4,455            $6,195
                                      -------     -------          -------          ------            ------
1993
Heat Treating Services                $56,009     $(2,141)         $33,592          $3,235            $2,537
Precision Products                     13,610       1,179            6,918             355               529
Corporate                                   -      (3,251)           7,094             126                23
                                      -------     -------          -------          ------            ------
                                      $69,619     $(4,213)         $47,604          $3,716            $3,089
                                      -------     -------          -------          ------            ------
1992
Heat Treating Services                $57,392     $ 3,880          $40,591          $3,887            $4,487
Precision Products                     13,647       1,352            6,793             356               268
Corporate                                   -      (3,487)           4,672             177                33
                                      -------     -------          -------          ------            ------
                                      $71,039     $ 1,745          $52,056          $4,420            $4,788
                                      -------     -------          -------          ------            ------



NOTE 12. RESTRUCTURING
In March 1993, the company recorded a pre-tax charge to earnings of $8,261,000 ($5,122,000 after-tax) for the restructuring of its Heat Treating operations. As a part of this restructuring, the company sold its facilities in Florida and Georgia and closed its Boston, Massachusetts plant. Also related to this plan, certain non-productive assets were written off.

NOTE 13. SALE OF 50%-OWNED INTERNATIONAL AFFILIATE
In May 1992, the company sold all of the shares in its 50%-owned international affiliate, Lindberg do Brasil, for cash and a note receivable. Final payment on the note was received in June 1994. There was no effect on the company's earnings in 1992 as a result of this transaction or from that subsidiary's operations prior to the sale.

NOTE 14. COMMITMENTS AND CONTINGENCIES
The company is a party to various lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the financial condition or results of operations of the company.
   The company's Heat Treating Services segment employs some environmentally hazardous materials, including oil and solvents, and has some underground storage tanks. The company has made expenditures to comply with laws and regulations relating to the protection of the environment, including studies, investigations and remediation of ground contamination, and expects to make such expenditures in the future in its efforts to comply with existing and future requirements. While such expenditures to date have not materially affected the company's capital expenditures, competitive position, financial condition or results of operations, there can be no assurance that more stringent regulation or enforcement in the future will not have such effects.
   In some cases, the company has notified state authorities of a possible need for remediation at sites it previously operated, or, in one case, currently operates. At all such sites, costs which may be incurred are difficult to accurately predict until the level of contamination is determined, and would be subject to increase if more contamination is discovered during investigation or remediation or if state authorities require more remediation than anticipated. Such costs may be less if the contamination proves to be less than currently expected and to the extent costs are covered by insurance or are allocable to others. The company has estimated a range of costs in establishing the reserves noted below.
   The company has also been notified by various state and federal governmental authorities that they believe it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at certain hazardous and other waste disposal sites which were never owned or operated by the company. In some such cases, the company has effected settlements with the relevant authorities for immaterial amounts. In other such cases, the company is participating in negotiations for settlement with the relevant authorities or other parties believed by the company to be responsible or has notified the authorities that it denies responsibility for clean-up obligations. Management believes that the ultimate outcome will not have a material effect on the company's financial condition or results of operations.
   At December 31, 1994, the company had reserves of approximately $1.6 million to cover future anticipated costs. Such reserves give no effect to possible recoveries from insurers or other potentially responsible parties nor do they reflect any discount for the several years over which investigation or remediation amounts may be paid out.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Lindberg Corporation:
   We have audited the accompanying consolidated balance sheets of Lindberg Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lindberg Corporation and Subsidiaries as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.
   As explained in Note 4 to the consolidated financial statements, effective January 1, 1993, the company changed its method of accounting for income taxes.


                                                          Arthur Andersen LLP
                                                          Chicago, Illinois
                                                          January 20, 1995

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


Dated September 14, 1995

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


          ______________________________________
                  Leo G. Thompson
          President and Chief Executive
          Officer, and a Director


          ______________________________________
                George H. Bodeen
                   Director


          ______________________________________
            Dr. Raymond F. Decker
                   Director


          ______________________________________
                John W. Puth
                   Director


          ______________________________________
                J. Thomas Schanck
                   Director                     September 14, 1995