Form 10-Q
period 1995-09-30
LINDBERG CORP /DE/
filed 1995-11-13
CIK 59593

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1995

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file     Number 0-8287
                             LINDBERG CORPORATION


           DELAWARE                                       36-1391480
-----------------------------                   -------------------------------
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


                     Yes    X            No
                          -----              -----


The number of shares of the Registrant's Common Stock outstanding as of November 13, 1995 was: 4,727,391.

                       LINDBERG CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


          Part I  Financial Information:                           Page No.
                                                                   --------

Item 1.   Consolidated Statements of Earnings - Three Months
            and Nine Months Ended September 30, 1995 and 1994........  3

          Consolidated Balance Sheets - As of September 30, 1995
            and December 31, 1994 ...................................  4

          Consolidated Statements of Cash Flows - Nine Months
            Ended September 30, 1995 and 1994........................  5

          Notes to the Consolidated Financial Statements ............  6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations .....................  7


          Part II  Other Information:

Item 6.   Exhibits and Reports on Form 8-K........................... 10

          Signatures ................................................ 11

          Exhibit Index ............................................. 12

                      LINDBERG CORPORATION AND SUBSIDIARIES
                           PART I FINANCIAL INFORMATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                              Three Months Ended            Nine Months Ended
                                 September 30,                September 30,
                              ------------------            -----------------
                               1995        1994             1995         1994
                              ------------------            -----------------
Net Sales                  $27,371,067  $26,918,761     $92,327,527  $72,247,075
Cost of Sales               22,060,583   21,272,943      73,484,090   55,966,152
                            ----------   ----------      ----------   ----------
  Gross Profit               5,310,484    5,645,818      18,843,437   16,280,923

Selling and
Administrative Expenses      3,444,395    3,393,711      11,128,544    9,825,234
                            ----------   ----------      ----------   ----------
  Earnings From
  Operations                 1,866,089    2,252,107       7,714,893    6,455,689

Interest Expense - Net         420,511      275,728       1,284,481      559,021
                            ----------   ----------      ----------   ----------
  Earnings Before
  Income Taxes               1,445,578    1,976,379       6,430,412    5,896,668

Provision for
Income Taxes                   590,977      819,748       2,622,625    2,425,886
                            ----------   ----------      ----------   ----------
  Net Earnings             $   854,601  $ 1,156,631     $ 3,807,787  $ 3,470,782
                            ----------   ----------      ----------   ----------
                            ----------   ----------      ----------   ----------
Per Common and
Common Equivalent
  Share Amounts:

Net Earnings               $       .18  $       .24     $       .80  $       .73
                            ----------   ----------      ----------   ----------
                            ----------   ----------      ----------   ----------
Weighted Average
Common Shares
Outstanding and
Equivalents                  4,771,453    4,790,450       4,764,159    4,754,897
                            ----------   ----------      ----------   ----------
                            ----------   ----------      ----------   ----------
Cash Dividends
Declared and Paid          $       .06  $       .05     $       .18  $       .15
                            ----------   ----------      ----------   ----------
                            ----------   ----------      ----------   ----------

                      LINDBERG CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 September 30,   December 31,
                                                      1995           1994
                                                  (Unaudited)
                                                 -------------   ------------
CURRENT ASSETS:
  Cash                                            $   123,151     $   111,060
  Accounts Receivable - Net                        18,091,935      16,751,894
  Inventories
    Raw Material                                    1,774,704       1,678,239
    Work in Process and Finished Goods              3,121,884       2,653,028
  Prepaid and Refundable Income Taxes               1,806,761       2,027,147
  Prepaid Expenses and Other Current Assets         4,777,489       2,665,358
                                                   ----------      ----------
Total Current Assets                               29,695,924      25,886,726

PROPERTY AND EQUIPMENT:
  Cost                                             95,982,629      90,326,887
  Accumulated Depreciation                        (55,250,629)    (51,469,024)
                                                   ----------      ----------
Net Property and Equipment                         40,732,000      38,857,863

OTHER ASSETS                                        5,622,143       5,776,979
                                                   ----------      ----------
TOTAL ASSETS                                      $76,050,067     $70,521,568
                                                   ----------      ----------
                                                   ----------      ----------
CURRENT LIABILITIES:
  Current Maturities on Debt                      $ 1,492,214     $ 1,501,478
  Accounts Payable                                  7,674,856       8,281,648
  Accrued Expenses                                  6,933,494       7,496,115
                                                   ----------      ----------
Total Current Liabilities                          16,100,564      17,279,241

DEFERRED INCOME TAXES                               6,671,387       6,491,387

LONG-TERM DEBT (less Current Maturities)           20,633,727      16,699,942

OTHER NON-CURRENT LIABILITIES                       4,977,534       5,382,482

SHAREHOLDERS' EQUITY:
  Common Shares, $2.50 par value:                  14,183,493      14,183,493
   Authorized 12,000,000 shares in 1995 and
   1994. Issued 5,673,397 Shares in 1995 and 1994
  Additional Paid-In Capital                        1,512,106       1,531,600
  Earnings Retained in the Business                17,519,491      14,561,840
  Shares held in Treasury (946,006 in
   1995 and 956,381 in 1994), at Cost              (5,347,038)     (5,405,657)
  Underfunded Pension Liability Adjustment           (201,197)       (202,760)
                                                   ----------      ----------
Total Shareholders' Equity                         27,666,855      24,668,516

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $76,050,067     $70,521,568
                                                   ----------      ----------
                                                   ----------      ----------

                      LINDBERG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Nine Months Ended
                                                         September 30,
                                                      1995           1994
                                                    -----------------------
INCREASE (DECREASE) IN CASH
Cash Flows from Operating Activities:
Net Earnings                                       $ 3,807,787    $ 3,470,782
Adjustments to Reconcile Net Earnings
 to Net Cash Provided by (Used in)
 Operating Activities:
Depreciation                                         3,923,733      3,232,580
Increase in Deferred Taxes                             180,000        135,000
Change in Assets and Liabilities (net of
 effects from purchase of Impact Industries,
 Inc. in 1994)                                      (5,541,722)    (2,198,167)
                                                    ----------     ----------
  Total Adjustments to Reconcile Net Earnings
   to Net Cash Provided by Operating Activities     (1,437,989)     1,169,413
                                                    ----------     ----------
    Net Cash Provided by Operating Activities        2,369,798      4,640,195

Cash Flows from Investing Activities:
Capital Expenditures                                (5,832,093)    (3,674,395)
Proceeds from Note Receivable for
 Sale of International Affiliate                           ---        484,000
Proceeds from Notes Receivable for
 Sales of Heat Treat Facilities                        400,000      1,304,350
Payment for Purchase of Impact Industries, Inc.,
 Net of Cash Acquired                                      ---     (5,497,106)
                                                    ----------     ----------
  Net Cash Used in Investing Activities             (5,432,093)    (7,383,151)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreement      4,700,000      9,800,000
Principal Payments on Long-Term Debt                  (700,000)           ---
Repayment of Long-Term Debt of Impact
 Industries, Inc.                                          ---     (6,411,633)
Principal Payments of Capital Lease Obligations        (75,479)       (38,488)
Dividends Paid                                        (850,135)      (706,216)
                                                    ----------     ----------
  Net Cash Provided by Financing Activities          3,074,386      2,643,663

Net Increase (Decrease) in Cash                         12,091        (99,293)
Cash at Beginning of Period                            111,060        210,660
                                                    ----------     ----------
Cash at End of Period                              $   123,151    $   111,367
                                                    ----------     ----------
                                                    ----------     ----------
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                    $ 1,261,289    $   530,990
  Income Taxes Paid - Net of Refunds                 2,222,239      1,558,199

                      LINDBERG CORPORATION AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:

NOTE 1 The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K (as amended on Form 10-K/A, dated September 14, 1995).

          Statements for the three month and nine month periods ended September 30, 1995 and September 30, 1994 reflect, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2    On November 2, 1995, the Company refinanced a portion of its debt.
          Ten million dollars of senior notes were issued, the proceeds of which were used to retire the outstanding balance of the Company's term loan and a portion of the outstanding balance on its revolving credit facility. The notes bear interest at 7.16% and have a seven-year final maturity. Equal annual principal payments on the notes commence on the third anniversary of closing and continue on each anniversary date through the life of the notes. The Company retained the $20 million of credit available through its revolving credit facility and as of November 13, 1995 had $7.3 million of unused credit.

NOTE 3 No material changes have occurred with respect to the Company's contingent liabilities outlined in the Company's 1994 10-K (as amended on Form 10-K/A) through the date of this report.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION:

For the nine months ended September 30, 1995, the Company's borrowings increased $3.9 million to $22.1 million from $18.2 million. Correspondingly, the Company's debt-to-capitalization ratio increased to 44% from the year-end level of 42%. The increase in debt was required to fund capital expenditures and to support higher levels of working capital. Significant borrowings were also required related to the Company's Solon, Ohio facility which was damaged by a fire in December 1994.

Capital expenditures in 1995 through September were $5.8 million. Approximately 14% of this amount related to the Company's continued development of its Strategic Partnership 2000 program. Overall, a majority of the capital expenditures incurred through the first nine months of 1995 was for expansion purposes. The Company expects to invest about $7 million in capital projects for the entire year.

Approximately $2.0 million of the total amount spent by the Company to repair or replace the fire-damaged portions of the plant and equipment at the Solon facility had not been recovered from insurance reimbursements as of September 30, 1995. The Company expects limited additional funds will be needed in the fourth quarter to complete the restoration of the facility and anticipates receiving the full settlement for the claim from its insurance company by year-end 1995.

Also during the year, the final $400,000 receivable related to the sale of the Company's operations in Georgia in December 1993 was collected.

On October 25, 1995, the Board of Directors declared a cash dividend of $.07 on each share of the Company's common stock, payable on December 1, 1995, to shareholders of record at the close of business on November 10, 1995. This dividend increases by $.01 the dividend paid in the previous quarter. As a result, this will increase total annual dividend payments by approximately $190,000.

On November 2, 1995, the Company refinanced a portion of its debt. Ten million dollars of senior notes were issued, the proceeds of which were used to retire the outstanding balance of the Company's term loan and a portion of the outstanding balance on its revolving credit facility. The notes bear interest at 7.16% and have a seven-year final maturity. Equal annual principal payments on the notes commence on the third anniversary of closing and continue on each anniversary date through the life of the notes. The Company retained the $20 million of credit available through its revolving credit facility and as of November 13, 1995 had $7.3 million of unused credit. The Company expects its current debt level to decrease by year-end due primarily to resolution of the fire insurance claim discussed above and to a reduced amount of capital expenditures in the fourth quarter.

OF RESULTS OF OPERATIONS:

Quarter Ended September 30, 1995 and 1994

Sales for the quarter ended September 30, 1995 increased a modest 1.7%, to $27.4 million, over 1994's third quarter results of $26.9 million. Broken down by segment, the Company's Heat Treating divisions showed the stronger performance during the quarter with a rise of 8.0% in sales over the same period last year. The Company's Precision Products segment had quarterly sales of about $11.5 million, down from $12.3 million in sales in the third quarter of 1994. The softer-than-expected sales from the latter segment related to its automotive and consumer products customers.

Earnings from operations for the third quarter of 1995 were $1.9 million, which was $386,000, or 17.1%, lower than the 1994 third quarter results. The Company's Heat Treating segment increased its third quarter earnings from operations from that segment's corresponding quarter totals from last year. Earnings from operations from the Precision Products segment decreased in the 1995 third quarter primarily due to higher-than-expected start up costs in setting up a new product line at Impact Industries. The new line, being tooled for a major automotive electronic parts manufacturer, is expected to increase Impact's sales with the customer by several million dollars annually over the next three years. The Company anticipates improved results at Impact through the end of the year.

Net earnings for the 1995 third quarter were $855,000, down from $1.2 million last year. The lower earnings were a result of the modest quarterly sales increase combined with higher operating costs, largely resulting from the inefficiencies created in preparing for the new product line at Impact Industries. Another contributing factor to the lower net income figure during the third quarter was an increase of $145,000 in interest expense over 1994's third quarter interest expense. The increase in interest charges was a result of higher borrowing levels as well as higher interest rates during 1995.

Nine Months Ended September 30, 1995 and 1994

For the nine months ended September 30, 1995, sales were up 27.8%, to $92.3 million, over 1994's nine-month sales total of $72.2 million. Eliminating the effect of Impact Industries, which was acquired in April 1994, year-to-date sales were 14.0%, or $8.1 million, above last year's $58.4 million in sales. The increase in sales occurred primarily in the strong first half of the year which coincided with a strong overall national economy and automotive sector during that period.

Earnings from operations for the first three quarters of 1995 were $7.7 million as compared to $6.5 million through three quarters of 1994. The improvement in earnings from operations in the first nine months of 1995 over the corresponding period of last year resulted primarily from the increase in sales mentioned above, as well as the Company's general focus on enhancing productivity and reducing costs.

Net income for the year, through September 30, 1995, was $3.8 million, a 9.7% increase over last year's $3.5 million. The increase related to the aforementioned reasons, partially offset by $725,000 of additional interest expense in 1995 as compared to the first nine months of 1994. The increased interest expense was incurred due to higher debt levels resulting from the acquisition of Impact in 1994 and to higher interest rates.

PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits Required by Item 601 of Regulation S-K - Exhibits required by Item 601 of Regulation S-K are listed in the
              Exhibit Index which is attached hereto at page 12 and which is incorporated herein by reference.

         (b)  Reports on Form 8-K -     There were no reports on Form
                                        8-K filed in the three months
                                        ended September 30, 1995.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LINDBERG CORPORATION


Principal Financial and Accounting           By /S/ Stephen S. Penley
Officer:                                       ----------------------------
                                               Stephen S. Penley
                                               Senior Vice President
                                               and Chief Financial Officer


Dated: November 13, 1995

                             LINDBERG CORPORATION
                         Quarterly Report on Form 10-Q
                    for the Quarter Ended September 30, 1995

                                 Exhibit Index

                                                           Page Number (1)
Number and Description of Exhibit                          (or reference)
---------------------------------                          ---------------
   2.  Plan of acquisition, reorganization,
       arrangement, liquidation or succession

       2.1  Stock Purchase Agreement Dated
            April 19, 1994 among Rexcorp
            International Ltd., Marle Management Ltd.,
            D.F. Haslam Management Ltd., and Gary E.
            Miller and Lindberg Corporation                      (2)

   3.  Articles of Incorporation and By-Laws

       3.1  Certificate of Incorporation (composite)             (3)
       3.2  1979 Amendment to Certificate of Incorporation       (4)
       3.3  1987 Amendment to Certificate of Incorporation       (5)
       3.4  By-Laws (as amended)                              Attached

   4. Instruments defining the rights of security holders, including indentures

       4.1  Amended and Restated Credit Agreement                (6)
            Dated as of April 28, 1994
       4.2  First Amendment to the Amended and Restated
            Credit Agreement Dated as of
            November 2, 1995                                  Attached
       4.3  Note Agreement Dated as of October 15, 1995       Attached

  10.  Material Contracts

       10.1  Description of Bonus Program                        (7)
       10.2  Consulting Agreement Between the
             Registrant and G.H. Bodeen dated
             October 25, 1990                                    (8)
       10.3  1991 Stock Option Plan for Key Employees            (9)
       10.4  1991 Stock Option Plan for Directors               (10)

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

(6) Incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 8-K dated May 13, 1994, Commission file no. 0-8287.

(7) Incorporated by reference to page 5 of the Registrant's 1991 proxy statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Commission file no. 0-8287.

(8) Incorporated by reference to Exhibit 10.5 of the Registrant's Report on Form 10-K for the year ended December 31, 1990, Commission file no. 0-8287.

(9) Incorporated by reference to Appendix A of the Registrant's 1995 proxy statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission file no. 0-8287.

(10) Incorporated by reference to Appendix B of the Registrant's 1995 proxy statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission file no. 0-8287.