Form 10-K405
period 1995-12-31
LINDBERG CORP /DE/
filed 1996-03-28
CIK 59593

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

            [x]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the fiscal year ended December 31, 1995

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission File Number 0-8287
                              LINDBERG CORPORATION


          Delaware                                        36-1391480
State of Incorporation                               IRS Identification No.

                        6133 North River Road, Suite 700
                            Rosemont, Illinois 60018
                                 (847) 823-2021

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

            Yes [ X ]        No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 8, 1996 was: $30,901,304.

     The number of shares of the Registrant's Common Stock outstanding as of March 8, 1996 was: 4,747,116.

          Documents Incorporated by Reference

     Those sections or portions of the Registrant's 1995 Annual Report to Stockholders (the "Annual Report") and of the Registrant's definitive Proxy Statement for use in connection with its annual meeting of stockholders to be held on April 26, 1996 (the "Proxy Statement"), described in the cross reference sheet and attached hereto, are incorporated into Parts I, II and III of this report.

                  Table of Contents
                  -----------------
Item Number and Caption                                                               Page
-----------------------                                                               -----
                                                                     PART I

Item 1   Business..............................                                       Annual Report, pp. 18-19
                                                                                      (Note 10);
                                                                                      herein, pp. 4-7

Item 2   Properties............................                                       7-8

Item 3   Legal Proceedings.....................                                       Annual Report, p. 19
                                                                                      (Note 14);
                                                                                      herein, p. 8

Item 4   Submission of Matters to a Vote
         of Security Holders...................                                       8

                                                                      PART II

Item 5   Market for the Registrant's
         Common Equity and Related
         Stockholder Matters...................                                       Annual Report, p. 21
                                                                                      "Stock Market Information";
                                                                                      herein, p. 8

Item 6   Selected Financial Data...............                                       Annual Report, p. 20
                                                                                      "Six Year Financial Review";
                                                                                      herein, p. 8

Item 7   Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations.............                                       Annual Report, pp. 10-11;
                                                                                      herein, p. 9

Item 8   Financial Statements and
         Supplementary Data....................                                       Annual Report, pp. 12-19;
                                                                                      herein, p. 9

Item 9   Changes in and Disagreements
         with Accountants on Accounting
         and Financial Disclosure..............                                       9

Item Number and Caption                                                               Page
-----------------------                                                               ----
                                                                    PART III

Item 10   Directors and Executive Officers
          of the Registrant

     (a)  Identification of directors...................                              Proxy Statement, pp. 1-2,
                                                                                      "The Election of Directors";
                                                                                      herein, p. 9

     (b)  Identification of executive
          officers......................................                              9

Item 11   Executive Compensation........................                              Proxy Statement, pp. 3-7,
                                                                                      "Executive Compensation,"
                                                                                      and p. 7, "Pension and
                                                                                      Retirement Plans" and
                                                                                      "Defined Contribution Plans";
                                                                                      herein, p. 10

Item 12   Security Ownership of Certain
          Beneficial Owners and
          Management....................................                              Proxy Statement, pp. 9-10,
                                                                                      "Stock Ownership";
                                                                                      herein, p. 10


Item 13   Certain Relationships and Related
          Transactions..................................                              Proxy Statement, p. 2,
                                                                                      "The Election of Directors",
                                                                                      and p. 5, "Executive
                                                                                      Compensation - Compensation
                                                                                      Committee Interlocks and
                                                                                      Insider Participation";
                                                                                      herein, p. 10


                                                                     PART IV

Item 14   Exhibits, Financial Statement
          Schedules and Reports on
          Form 8-K......................................                              10-13

Signatures..............................................                              14

Exhibit Index...........................................                              15-16

                                     Part I

Item 1.   Business

General development of business

Lindberg Corporation (the "Company") was founded in 1922, and incorporated in Illinois in 1924. In 1976, the Company changed its state of incorporation from Illinois to Delaware.

     Throughout its history, the Company has maintained a program of internal growth and outside acquisitions resulting in the 22 domestic plants and one development center in operation at December 31, 1995.

     The business of the Company, which operates in the field of metallurgical services and products, is comprised of heat treating plants and manufacturing facilities.

     In 1992, the Company sold its interest in Lindberg do Brasil, its 50%-owned international affiliate, for $1,250,000 in cash and a note receivable. The final payment due on the note was received in 1994.

     In March 1993, the Company announced its intent to restructure its operations within the Heat Treating Services segment and recorded a charge of $8,261,000 against pre-tax earnings in the first quarter of 1993 to provide for the estimated costs of subsequent activities. As a part of this restructuring, the Company sold its facilities in Florida and Georgia and closed its Boston, Massachusetts plant. Also related to this plan, certain non-productive assets were written off. The restructuring activities were completed during 1995 within the original reserves established in 1993.

     In April 1994, the Company purchased all of the outstanding shares of Rexcorp U.S. Inc. and its wholly-owned subsidiary, Impact Industries Inc. (Impact). Impact is an aluminum die casting facility which produces finish machined aluminum die castings and assemblies mainly for the automotive and lawn and garden markets. The addition of Impact has increased the Company's business activity related to the automotive market to 35% of total revenues. This acquisition also tripled the size of the Company's Precision Products segment, increasing the proportion of total business from that segment from 20% in 1993 to 45% by year-end 1995.

     In June 1994, the Company entered into an agreement to form a joint venture partnership between its Alum-A-Therm division and Aerospace Aluminum Heat Treating Inc. The partnership commenced operation on July 1, 1994. Both businesses engage in heat treating and metal forming of aluminum and titanium parts, primarily in southern California.

     In November 1994, the Company purchased all of the outstanding shares of H&H Heat Treating Inc. (H&H). H&H is a heat treating facility near Los Angeles. The acquisition nearly doubled the size of the Company's steel heat treating activity in that area.

     At December 31, 1995, the Company had 1,119 employees. Of these employees, 227 were covered by collective bargaining agreements. No agreements will expire during 1996.

Financial Information about Industry Segments

The Company's operations may be divided into two industry segments: Heat Treating Services and Precision Products.

     Financial information about the Company's two industry segments as of December 31, 1995, and for the three years ended on that date, is incorporated by reference to pages 18-19 - Note 10 to the Consolidated Financial Statements in the Annual Report.

Narrative description of business

Heat Treating Services:

The Company's principal industry segment is Heat Treating Services. From 17 plants, this segment provides customers with heat treating of metal, a process which improves mechanical properties, durability and wear resistance. This service is provided to customers both with and without their own heat treating capabilities.

     While heat treating is offered through a range of processes, market needs historically have dictated a degree of specialization for most plants. Among the many heat treating processes offered are hardening and tempering, carburizing, nitriding, selective hardening, solution treating and aging, stress relieving, normalizing, brazing and other specialty processes.

     The Company's heat treating plants are each located in a major industrial area. The market for heat treating services for any plant is largely confined to its local geographic area. Major industries served by the Company's Heat Treating Services segment include aerospace, automotive/truck, oilfield machinery, agricultural and construction equipment, consumer products, fabricated metal products, production tool and die, defense and precision machined products. Parts processed for these industries include machined pieces, fasteners, forgings, castings and stampings made of nearly all types of ferrous and certain nonferrous metals, including aluminum and titanium.
Because of the wide customer base served, the loss of a single customer or a few customers would not have a material adverse effect on this segment. No customer accounts for more than 10% of this segment's annual net sales.

     Each plant has competition of varying degrees of intensity. Each competes in its market area on the basis of quality, reliable delivery and price. Plant management is largely responsible for its own pricing and cost control, and thus has the flexibility to respond to local area market conditions. There are competitors in particular localities larger than the Company's facility located therein. Some of these firms are divisions or subsidiaries of large companies and, therefore, have access to substantial resources. Competition also exists, in limited instances, from captive heat treating facilities of manufacturing concerns, although the Company also considers such concerns as potential customers.

     In addition to providing heat treating services from the 17 plants, the Company also provides heat treating through its Strategic Partnership 2000, or SP 2000, program. The SP 2000 program allows the Company to provide heat treating services to its SP 2000 partners, typically manufacturers with a significant requirement for heat treating, using dedicated equipment at either its own or its partners' facilities.

     The Company also provides heat treating consulting services through its Technical and Management Services (T & MS) Group. The T & MS Group provides its services to companies with their own in-house heat treating facilities.

     The basic raw material for the Company's heat treating services is energy in the forms of natural gas and electricity. The Company has not experienced any material restrictions by its suppliers of these sources of energy.

      The Company's Heat Treating Services segment employs some environmentally hazardous materials, including oil and solvents, and has some underground storage tanks. The Company has made expenditures to comply with laws and regulations relating to the protection of the environment, including studies, investigations and remediation of ground contamination, and expects to make such expenditures in the future in its efforts to comply with existing and future requirements. Based on existing regulations, the Company does not anticipate the requirement for material capital expenditures in its operations to maintain compliance. However, there can be no assurance that more stringent regulation or enforcement in the future will not materially affect the Company's capital expenditures.

       In some cases, the Company has notified state authorities of a possible need for remediation at heat treating sites it previously operated or currently operates. At all such sites, costs which may be incurred are difficult to accurately predict until the level of contamination is determined, and would be subject to increase if more contamination is discovered during investigation or remediation or if state authorities require more remediation than anticipated. Such costs may be less if the contamination proves to be less than currently expected, if remediation costs are reduced, and to the extent costs are covered by insurance or are allocable to others. The Company has estimated a range of costs in establishing the accounting reserves noted below.

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

           At December 31, 1995, the Company had reserves of $1.6 million to cover future anticipated costs for the issues outlined above. Such reserves give no effect to possible recoveries from insurers or other potentially responsible parties nor do they reflect any discount for the several years over which investigation or remediation amounts may be paid out.

     At December 31, 1995 this segment employed 623 employees as compared to 610 at the prior year-end.

      The Company's Heat Treating Services segment operates with a limited backlog due to the nature of its businesses. Operations in this segment process customer produced parts on a very short turnaround basis; therefore, backlog in facilities within the segment is generally estimated to be less than one week.

Precision Products:

The Company's Precision Products segment consists of five plants which produce over 900 products including precision aluminum castings, aluminum and zinc die castings and wire mesh conveyor belting products. Additionally, one development center provides support, and performs research and development activities at December 31, 1995. During 1996, the Company intends on phasing out this operation as a stand-alone entity. Markets served by this segment include the automotive, construction equipment, consumer products, defense, food processing and heavy-duty truck industries.

     During 1995, activity with various subsidiaries, divisions and affiliates of General Motors Corporation (GMC), rose to 30% of this segment's total revenues. This activity increased significantly in 1995 due to the receipt of major new production orders at the Company's Impact division. The loss of GMC as a customer or a significant reduction in the business generated by GMC would have a material adverse effect on the segment's results of operations. Sales to GMC are made through various subsidiaries, divisions and affiliates that the Company believes act independently in their purchasing decisions. Accordingly, the Company believes that it is unlikely that it would lose all of the business generated by GMC. There can be no assurance, however, that the historic levels of business from GMC will be maintained. No other customer represents more than 10% of the segment's annual net sales.

     The basic raw materials for the Company's manufactured products are aluminum, zinc, magnesium and steel wire. The Company has experienced no significant difficulty in obtaining these materials.

     Operations within this segment must also ensure that they comply with environmental protection laws and regulations. Expenditures for this purpose have not had, nor are they anticipated to have, a material adverse effect upon the capital expenditures, net earnings or competitive position of this segment.

     The Company is a minority stockholder in a consortium of five industrial partners called Thixomat, Inc. This company was formed in 1989 to promote and commercialize a new metal parts casting technology called Thixomolding(TM). This process is expected to reduce energy and material consumption while yielding higher production rates and closer tolerances of castings.

     The number of associates in the Precision Products segment was 481 at December 31, 1995 compared to 538 at December 31, 1994.


     The backlog totals within the Precision Products segment as of December 31, 1995 and 1994 were estimated to be $17.1 million and $18.6 million, respectively. The Company expects all of the backlog at December 31, 1995 to be filled by December 31, 1996. The Company does not believe this backlog to be of a seasonal nature nor does it consider the difference between the December 31 totals to reflect any significant change or trend in business activity.

Item 2.  Properties

The principal facilities of the Company are set forth in the following table, which also indicates the principal product manufactured or service performed at each location:

                                                         Leased
Location                                                 or Owned

Heat Treating Services Segment:
-------------------------------
Los Angeles, CA                                          Owned
Santa Fe Springs, CA                                     Leased
Berlin, CT                                               Owned
Waterbury, CT                                            Leased
Melrose Park, IL                                         Owned
Wichita, KS                                              Leased
Worcester, MA                                            Owned
Lansing, MI                                              Owned
Minneapolis, MN                                          Leased
St. Louis, MO                                            Owned
Charlotte, NC                                            Leased
Rochester, NY                                            Leased
Solon, OH                                                Owned
Tulsa, OK                                                Owned
Houston, TX                                              Owned
New Berlin, WI                                           Owned

Racine, WI                                               Owned
Alum-A-Therm in Westminster, CA (50% partnership)        Owned

Precision Products Segment:
---------------------------
Modesto, CA                                              Leased
Webster City, IA                                         Owned
Sandwich, IL                                             Owned
Cookeville, TN                                           Owned
Racine, WI                                               Owned

Corporate Office:
-----------------
Rosemont, IL                                             Leased

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


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

         Incorporated by reference to page 21 of the Annual Report, section entitled "Stock Market Information." As of March 8, 1996, the Company had 560 stockholders of record.

Item 6.  Selected Financial Data

         Incorporated by reference to page 20 of the Annual Report, section entitled "Six-Year Financial Review."

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         (a) Identification of Directors. Incorporated by reference to pages 1-2 of the Proxy Statement, section entitled "The Election of Directors."

         (b)  Identification of Executive Officers

N a m e                   A g e                    P o s i t i o n
-------                   -----                    ---------------
Leo G. Thompson           55                       President (since October 1987) and Chief Executive
                                                   Officer (since January 1991); formerly Chief
                                                   Operating Officer (from October 1987 to December
                                                   1990).

Stephen S. Penley         46                       Senior Vice President and Chief Financial Officer
                                                   (since July 1993), Treasurer (since January
                                                   1989), Secretary (since October 1990); formerly Vice
                                                   President - Finance (from January 1989 to July 1993).

Michael W. Nelson         48                       Senior Vice President and Manager of Heat Treat
                                                   Operations (since July 1993); formerly Vice President
                                                   - Central Region (from June 1992 to June 1993),
                                                   Vice President - Central Region - Heat Treat
                                                   Operations (from July 1990 to May 1992),
                                                   District Manager - Central Region (from December
                                                   1986 to June 1990).

Gary E. Miller            50                       Senior Vice President, Manager of Precision Products
                                                   Operations (since January 1995) and President of Impact
                                                   Industries, Inc. (since June 1990).

Executive Officers of the Company are elected annually by the Board of Directors of the Company in April.

Item 11. Executive Compensation

         Incorporated by reference to pages 3-7 of the Proxy Statement, section entitled "Executive Compensation" and to page 7, sections entitled "Pension and Retirement Plans" and "Defined Contribution Plans."

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

         Incorporated by reference to pages 9-10 of the Proxy Statement, section entitled "Stock Ownership."

Item 13. Certain Relationships and Related Transactions

         Incorporated by reference to page 2 of the Proxy Statement, section entitled "The Election of Directors", and to page 5, section entitled "Executive Compensation - Compensation Committee Interlocks and Insider Participation."


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

         The following documents are filed as part of this report:

                                                                                     Page or Reference (1)
                                                                                     ---------------------
  (a)    Certain Documents Filed as Part of the Form 10-K
         ------------------------------------------------

         1.  Financial Statements
         ------------------------

         Consolidated Statements of Earnings and
         Stockholders' Equity for the years ended
         December 31, 1995, 1994 and 1993 .................                          Annual Report, p.  12

         Consolidated Balance Sheets as of
         December 31, 1995 and 1994 .......................                          Annual Report, p.  13

         Consolidated Statements of Cash Flows for
         the years ended December 31, 1995, 1994
         and 1993 .........................................                          Annual Report, p.  14

         Notes to Consolidated Financial
         Statements .......................................                          Annual Report, pp. 15-19

         Report of Independent Public
         Accountants ......................................                          Annual Report, p. 20

(1) Matters incorporated by reference from the Lindberg Corporation 1995 Annual Report.

       2.  Financial Statements Schedules  (2)                                       Page
       ----------------------------------------                                      ----
       VIII.  Valuation and Qualifying Accounts
              and Reserves ...................                                       12

       Report of Independent Public Accountants
       on Schedules .......................                                          13


  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1995.

  (c)  Exhibits Required by Item 601 of Regulation S-K.  Exhibits required by
       Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto at pages 15-16 and which is incorporated herein by reference.















(2) Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

                     LINDBERG CORPORATION AND SUBSIDIARIES

                          SCHEDULE VIII--VALUATION AND

                        QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993



Allowance for Doubtful Accounts

                                                     1995                      1994                     1993
                                                   --------                  --------                 --------
Balance at beginning of year                      $ 314,000                  $257,000                $ 330,000

 Provision charged to expense
        during the year                             339,000                   103,000                  109,000
 Write-offs during the year,
        net of recoveries                          (325,000)                  (76,000)                (182,000)
 Reserve addition related to purchase
        of  Impact Industries, Inc.                     ---                    30,000                      ---
                                                   --------                  --------                 --------

Balance at end of year                            $ 328,000                  $314,000                $ 257,000
                                                  =========                  ========                =========

                             REPORT OF INDEPENDENT
                               PUBLIC ACCOUNTANTS




To the Stockholders of
Lindberg Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Lindberg Corporation's annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 19, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                              ARTHUR ANDERSEN LLP








Chicago, Illinois

January 19, 1996

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LINDBERG CORPORATION

                                              BY /s/ Stephen S. Penley
                                                ------------------------------
                                                         Stephen S. Penley
                                              Senior Vice President and Chief
                                              Financial Officer; Principal
                                              Financial and Accounting Officer
Dated March 22, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


       /s/ Stephen S. Penley
       --------------------------------
            Stephen S. Penley
       Senior Vice President and Chief Financial
       Officer; Principal Financial and
       Accounting Officer

       /s/ Leo G. Thompson
       --------------------------------
            Leo G. Thompson
       President and Chief Executive
       Officer, and a Director


       /s/ George H. Bodeen
       --------------------------------
            George H. Bodeen
                    Director


       /s/ Raymond F. Decker
       --------------------------------
            Dr. Raymond F. Decker
                    Director


       /s/ Raymond A. Jean
       --------------------------------
              Raymond A. Jean
                    Director


       /s/ John W. Puth
       --------------------------------
                 John W. Puth
                    Director


       /s/ J. Thomas Schanck
       --------------------------------
            J. Thomas Schanck
                    Director                       March 22, 1996

                              LINDBERG CORPORATION
                           Annual Report on Form 10-K
                      for the Year Ended December 31, 1995
                                 Exhibit Index

                                                                                    Page Number (1)
 Number and Description of Exhibit                                                  or reference
----------------------------------                                                  ------------
 1.    Not applicable

 2.1   Stock Purchase Agreement dated April 19, 1994 among                               (2)
       Rexcorp Sport International Ltd., Marle Management Ltd., D.F.
       Haslam Management Ltd., and Gary E. Miller and
       Lindberg Corporation.

 3.    Articles of Incorporation and By-Laws
       3.1  Certificate of Incorporation (composite)                                     (3)
       3.2  1979 Amendment to Certificate of Incorporation                               (4)
       3.3  1987 Amendment to Certificate of Incorporation                               (5)
       3.4  By-Laws (as amended)                                                         (6)

 4.    Instruments defining the rights of
       security holders, including indentures                                            (7)
       4.1  Amended and Restated Credit Agreement
            Dated as of April 28, 1994                                                   (8)
       4.2  First Amendment to Amended and Restated Credit
            Agreement dated as of November 2, 1995                                       (9)
       4.3  Second Amendment to Amended and Restated Credit
            Agreement dated as of  January 31, 1996                                      Attached
       4.4  Note Agreement dated as of October 15, 1995                                  (10)

 5-9.  Not applicable

 10.   Material contracts
       10.1 Description of Bonus Program                                                 (11)
       10.2 Consulting Agreement Between the
               Registrant and G.H. Bodeen dated
               October 25, 1990                                                          (12)
       10.3 1991 Stock Option Plan for Key Employees                                     (13)
       10.4 1991 Stock Option Plan for Directors                                         (14)

 11.   Statement re computation of per share earnings                                    Attached

 12.   Not applicable

 13.   Information in Annual Report to Stockholders
       incorporated herein by reference                                                  Attached

 14-20. Not Applicable

 21.   Subsidiary of the Registrant                                                      Attached

 22.   Not Applicable

 23.   Consent of Independent Public Accountants                                         Attached

 24-26. Not Applicable

 27.    Financial Data Schedule                                                          Attached

 28.    Not Applicable

EXHIBIT
  NO.       DESCRIPTION OF EXHIBITS
-------     -----------------------

(1)         Shown only in manually signed original.

(2) Incorporated by reference to Exhibit 2.1 of the Registrant's Report on Form 8-K dated May 13, 1994, Commission file no. 0-8287.

(3) Incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1980, Commission file no. 0-8287.

(4) Incorporated by reference to Exhibit 3.2 of the Registrant's Report on Form 10-Q for the quarter ended March 31, 1995, Commission file no. 0-8287.

(5) Incorporated by reference to page 6 of the Registrant's Proxy Statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, Commission file no. 0-8287.

(6) Incorporated by reference to Exhibit 3.4 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995, Commission file no. 0-8287.

(7) Other instruments defining the rights of the holders of long-term debt of the Registrant, which is described in Note 5 to the financial statements incorporated herein, are omitted pursuant to Regulation S-K Item 601(b)(4)(iii)(A). The Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon request.

(8) Incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 8-K dated May 13, 1994, Commission file no. 0-8287.

(9) Incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995, Commission file no. 0-8287.

(10) Incorporated by reference to Exhibit 4.3 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995, Commission file no. 0-8287.

(11) Incorporated by reference to page 6 of the Registrant's Proxy Statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Commission file no. 0-8287.

(12) Incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Commission file no. 0-8287.

(13) Incorporated by reference to Appendix A of the Registrant's Proxy Statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission file no. 0-8287.

(14) Incorporated by reference to Appendix B of the Registrant's Proxy Statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission file no. 0-8287.