Form 10-Q
period 1996-03-31
LINDBERG CORP /DE/
filed 1996-05-15
CIK 59593

    _____________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.    20549

                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1996

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                      Commission file     Number 0-8287
                          LINDBERG CORPORATION


     DELAWARE                                 36-1391480
- ----------------------                -------------------------------
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


                         Yes    X            No
                               ---              ---

The number of shares of the Registrant's Common Stock outstanding as of May 10, 1996 was: 4,749,866.

                     LINDBERG CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS



         Part I  Financial Information:                          Page No.
                                                                 --------

Item 1.  Consolidated Statements of Earnings - Three Months
           Ended March 31, 1996 and 1995........................... 3

         Consolidated Balance Sheets - As of March 31, 1996
           and December 31, 1995 .................................. 4

         Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 1996 and 1995........................... 5

         Notes to the Consolidated Financial Statements............ 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .................... 7


         Part II  Other Information:


Item 6.  Exhibits and Reports on Form 8-K ......................... 9

         Signatures ............................................... 10

         Exhibit Index ............................................ 11

                     LINDBERG CORPORATION AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31,
                                                            -------------------------------------
                                                                1996                     1995
                                                            ------------             ------------
Net Sales                                                   $29,502,257               $33,580,053

Cost of Sales                                                23,395,455                26,602,217
                                                            -----------               -----------

  Gross Profit                                                6,106,802                 6,977,836

Selling and Administrative Expenses                           3,617,600                 4,055,586
                                                            -----------               -----------

  Earnings From Operations                                    2,489,202                 2,922,250

Interest Expense - Net                                          402,311                   428,793
                                                            -----------               -----------

  Earnings Before Income Taxes                                2,086,891                 2,493,457

Provision for Income Taxes                                      845,063                 1,022,229
                                                             ----------               -----------

  Net Earnings                                              $ 1,241,828               $ 1,471,228
                                                             ==========               ===========


Per Common and Common Equivalent
  Share Amounts:

Net Earnings                                                $       .26               $       .31
                                                            ===========               ===========

Weighted Average Common Shares
Outstanding and Equivalents                                   4,823,070                 4,758,094
                                                            ===========               ===========


Cash Dividends Declared and Paid                            $       .07               $       .06
                                                            ===========               ===========

                     LINDBERG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  March 31,    December 31,
                                                     1996          1995
                                                 (Unaudited)
                                                 -----------   -----------
CURRENT ASSETS:
  Cash                                           $   127,700   $   200,171
  Receivables - Net                               17,609,930    17,099,688
  Inventories
    Raw Material                                   1,785,918     1,997,594
    Work in Process                                2,641,693     2,352,526
    Finished Goods                                   637,376       587,867
  Prepaid and Refundable Income Taxes                821,803     1,060,546
  Prepaid Expenses and Other Current Assets        3,537,444     3,083,505
                                                 -----------   -----------
Total Current Assets                              27,161,864    26,381,897

PROPERTY AND EQUIPMENT:
  Cost                                            98,731,089    96,894,481
  Accumulated Depreciation                       (57,516,028)  (56,153,951)
                                                 -----------   -----------
Net Property and Equipment                        41,215,061    40,740,530

OTHER NON-CURRENT ASSETS                           6,154,191     5,999,448
                                                 -----------   -----------

TOTAL ASSETS                                     $74,531,116   $73,121,875
                                                 ===========   ===========


CURRENT LIABILITIES:
  Current Maturities on Long-Term Debt           $    59,391   $    83,286
  Accounts Payable                                 6,848,236     6,726,972
  Accrued Expenses                                 6,047,191     6,380,210
                                                 -----------   -----------
Total Current Liabilities                         12,954,818    13,190,468

DEFERRED INCOME TAXES                              6,174,508     6,114,508

LONG-TERM DEBT (less Current Maturities)          19,602,577    19,018,285

OTHER NON-CURRENT LIABILITIES                      5,597,823     5,616,179

STOCKHOLDERS' EQUITY:
  Common Shares, $2.50 par value:                 14,183,493    14,183,493
   Authorized 12,000,000 shares in 1996 and
   1995. Issued 5,673,397 shares in 1996
   and 1995
  Additional Paid-In Capital                       1,502,054     1,512,106
  Retained Earnings                               19,925,801    19,015,302
  Treasury Shares (923,531 in 1996
   and 946,006 in 1995), at Cost                  (5,228,530)   (5,347,038)
  Underfunded Pension Liability Adjustment          (181,428)     (181,428)
                                                 -----------   -----------
Total Stockholders' Equity                        30,201,390    29,182,435
                                                 -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $74,531,116   $73,121,875
                                                 ===========   ===========

                     LINDBERG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           Three Months Ended
INCREASE (DECREASE) IN CASH                                     March 31,
                                                     ------------------------------
                                                         1996              1995
                                                     ------------        -----------
Cash Flows from Operating Activities:
Net Earnings                                          $ 1,241,828        $ 1,471,228
Adjustments to Reconcile Net Earnings
 to Net Cash Provided by (Used in)
 Operating Activities:
Depreciation                                            1,371,130          1,316,382
Increase in Deferred Taxes                                 60,000             60,000
Change in Assets and Liabilities                       (1,138,759)        (4,225,395)
                                                       -----------       -----------

  Total Adjustments to Reconcile Net
   Earnings to Net Cash Provided by
   (Used in) Operating Activities                         292,371         (2,849,013)
                                                       -----------       -----------

    Net Cash Provided by (Used in)
         Operating Activities                           1,534,199         (1,377,785)

Cash Flows from Investing Activities:
Capital Expenditures                                   (1,835,738)        (2,441,072)
                                                       -----------        ----------

    Net Cash Used in Investing Activities              (1,835,738)        (2,441,072)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreement           600,000          4,475,000
Payments on Bank Term Loan                                     --           (350,000)
Payments of Capital Lease Obligations                     (39,603)           (24,579)
Dividends Paid                                           (331,329)          (283,021)
                                                       -----------        ----------

    Net Cash Provided by Financing Activities             229,068          3,817,400

Net Decrease in Cash                                      (72,471)            (1,457)
Cash at Beginning of Period                               200,171            111,060
                                                      -----------        -----------

Cash at End of Period                                 $   127,700        $   109,603
                                                      ===========        ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                       $   239,791        $   395,759
  Income Taxes Paid - Net of Refunds                      546,321            196,822

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

         Statements for the three month periods ended March 31, 1996 and March 31, 1995 reflect, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2 No material changes have occurred with respect to the Company's contingent liabilities outlined in the Company's 1995 10-K through the date of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION:

OF FINANCIAL CONDITION:

For the three months ended March 31, 1996, the Company's total debt increased by $560,000 to $19.7 million from $19.1 million at year-end 1995. The Company's debt to capitalization ratio of 39.4% was, however, essentially unchanged from the December 31, 1995 figure. The increase in debt resulted from borrowings under the Company's revolving credit arrangement mainly to fund working capital and capital investment needs during the quarter.

Capital expenditures in the first quarter of 1996 were $1.8 million. Approximately 15% of that amount related to spending on Strategic Partnership 2000 heat treating projects. The Company anticipates investing approximately $7 million in capital projects for the full year 1996.

On January 27, 1996, the Board of Directors declared a cash dividend of $.07 on each share of the Company's common stock, payable March 1, 1996 to stockholders of record at the close of business on February 10, 1996. The cash dividends were paid out as scheduled, with a total funding requirement of $331,000.

At present, the Company believes that its increased borrowing capacity and funds generated through operations will be sufficient to meet currently foreseen capital investment and working capital needs, both for the balance of 1996 and in the longer term.

OF RESULTS OF OPERATIONS:

Quarter Ended March 31, 1996 and 1995

Sales for the first quarter ended March 31, 1996 decreased by 12% to $29.5 million from $33.6 million in the first quarter of 1995. The first quarter of the prior year was the highest quarterly sales period in the Company's history, and was characterized by very robust demand from most industry segments served
- - particularly automotive related markets.

The reduction in sales for the first quarter of 1996 largely reflected a lower level of orders/sales activity than in early 1995. As business activity softened throughout 1995 after the strong first quarter, results this quarter were consistent with the $27.4 million and $29.7 million of sales reported in the third and fourth quarters of last year, respectively. The strike at General Motors and, to a lesser degree, the harsh winter weather in the northeastern United States in the first quarter of 1996 accounted for an estimated 25% of the sales decline.

Gross profit margins of 20.7% were recorded for the first quarter of 1996, down slightly from 20.8% for the same period in the prior year. The margin percentage was largely maintained on the lower sales level due to cost reductions and productivity improvements since the first quarter of 1995, during which high levels of customer demand resulted in some operational inefficiencies.

Lower selling and administrative expenses and lower interest expense enabled the Company to nearly maintain its pretax profit margin despite the lower sales volume. As a result, earnings before income tax fell to $2.1 million from $2.5 million on the $4.1 million sales decline.

Net earnings for the first quarter of 1996 of $1.2 million, or $.26 per share, fell 16% below the $1.5 million, or $.31 per share, recorded in the first quarter of 1995, reflecting the above factors.

PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits Required by Item 601 of Regulation S-K - Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto at page 12 and which is incorporated herein by reference.

         (b)  Reports on Form 8-K -        There were no reports on Form 8-K
                                           filed in the three months
                                           ended March 31, 1996.

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
                                             Stephen S. Penley
                                           Senior Vice President
                                           and Chief Financial Officer





Dated: May 15, 1996

                              LINDBERG CORPORATION
                         Quarterly Report on Form 10-Q
                      for the Quarter Ended March 31, 1996

                                 Exhibit Index

                                                              Page Number (1)
Number and Description of Exhibit                             (or reference)
- ---------------------------------                             --------------

   1.    Not Applicable
   2.    Plan of acquisition, reorganization, arrangement,
         liquidation or succession
             2.1  Stock Purchase Agreement dated April 19, 1994
                  among Rexcorp International Ltd., Marle
                  Management Ltd., D.F. Haslam Management Ltd.,
                  and Gary E. Miller and Lindberg Corporation        (2)

   3.    Articles of Incorporation and By-Laws
             3.1  Certificate of Incorporation (composite)           (3)
             3.2  1979 Amendment to Certificate of Incorporation     (4)
             3.3  1987 Amendment to Certificate of Incorporation     (5)
             3.4  By-Laws (as amended)                               (6)

   4.    Instruments defining the rights of security
         holders, including indentures                               (7)
             4.1  Amended and Restated Credit Agreement
                  dated as of April 28, 1994                         (8)
             4.2  First Amendment to Amended and Restated Credit
                     Agreement dated as of November 2, 1995          (9)
             4.3  Second Amendment to Amended and Restated
                     Credit Agreement dated as of January 31, 1996   (10)
             4.4  Note Agreement dated as of October 15, 1995        (11)

  5-9.   Not Applicable

  10.    Material Contracts
             10.1  Description of Bonus Program                      (12)
             10.2  Consulting Agreement Between the Registrant
                   and G.H. Bodeen dated October 25, 1990            (13)
             10.3  1991 Stock Option Plan for Key Employees          (14)
             10.4  1991 Stock Option Plan for Directors              (15)

  11.    Statement recomputation of per share earnings             Attached

  12-26. Not Applicable

  27.    Financial Data Schedule                                   Attached

  28.    Not Applicable

                                     -12-
(1)      Shown only in manually signed original.

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

(7) Other instruments defining the rights of the holders of long-term debt of the Registrant are omitted pursuant to Regulation S-K Item 601(b)
         (4)(v). The Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon request.

(8) Incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 8-K dated May 13, 1994, Commission file no. 0-8287.

(9) Incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995, Commission file no. 0-8287.

(10) Incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Commission file no. 0-8287.

(11) Incorporated by reference to Exhibit 4.3 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995, Commission file no. 0-8287.

(12) Incorporated by reference to page 6 of the Registrant's Proxy Statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Commission file no. 0-8287.


(13) Incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Commission file no. 0-8287.

(14) Incorporated by reference to Appendix A of the Registrant's Proxy Statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission file no. 0-8287.

(15) Incorporated by reference to Appendix B of the Registrant's Proxy Statement filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission file no. 0-8287.