Form 10-Q
period 1996-06-30
LINDBERG CORP /DE/
filed 1996-08-14
CIK 59593

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.    20549

                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      Commission file     Number 0-8287
                            LINDBERG CORPORATION


         DELAWARE                                   36-1391480
- -------------------------------            ------------------------------
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


                         Yes    __X__            No  _____


         The number of shares of the Registrant's Common Stock outstanding as of August 9, 1996 was: 4,759,391.

                     LINDBERG CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS




         Part I  Financial Information:                           Page No.
                                                                  --------

Item 1.  Consolidated Statements of Earnings - Three Months
           and Six Months Ended June 30, 1996 and 1995.............  3

         Consolidated Balance Sheets - As of June 30, 1996 and
           December 31, 1995 ......................................  4

         Consolidated Statements of Cash Flows - Six Months
           Ended June 30, 1996 and 1995............................  5

         Notes to the Consolidated Financial Statements ...........  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ....................  8


         Part II  Other Information:

Item 6.  Exhibits and Reports on Form 8-K ......................... 10

         Signatures ............................................... 11

         Exhibit Index ............................................ 12



                     LINDBERG CORPORATION AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)



                                               Three Months Ended        Six Months Ended
                                                     June 30,                June 30,
                                           ------------------------ ------------------------
                                              1996         1995          1996       1995
                                           ----------- -----------  -----------  -----------

Net Sales                                  $30,338,754  $31,376,407  $59,841,011  $64,956,460
Cost of Sales                               23,727,756   24,740,953   47,123,211   51,343,170
                                           -----------  ----------- ------------  -----------

  Gross Profit                               6,610,998    6,635,454   12,717,800   13,613,290

Selling and
Administrative Expenses                      3,737,659    3,708,900    7,355,259    7,764,486
                                           -----------  -----------   ----------  -----------

  Earnings From
  Operations                                 2,873,339    2,926,554    5,362,541    5,848,804

Interest Expense - Net                         397,321      435,177      799,632      863,970
                                           -----------  -----------  -----------  -----------

  Earnings Before
  Income Taxes                               2,476,018    2,491,377    4,562,909    4,984,834

Provision for
Income Taxes                                 1,002,790    1,009,419    1,847,853    2,031,648
                                           -----------  -----------  -----------  -----------

  Net Earnings                             $ 1,473,228  $ 1,481,958  $ 2,715,056  $ 2,953,186
                                           ===========  ===========  ===========  ===========


Per Common and
Common Equivalent
Share Amounts:

Net Earnings                               $       .30  $       .31  $       .56  $       .62
                                           ===========  ===========  ===========  ===========

Weighted Average
Common Shares
Outstanding and
  Equivalents                                4,880,968    4,764,456    4,854,880    4,760,792
                                           ===========  ===========  ===========  ===========

Cash Dividends
Declared and Paid                          $       .07  $       .06  $       .14  $       .12
                                           ===========  ===========  ===========  ===========

                                      -4-
                     LINDBERG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   June 30,    December 31,
                                                     1996          1995
                                                 (Unaudited)
                                                 -----------   -----------
CURRENT ASSETS:
  Cash                                             $   132,055  $   200,171
  Receivables - Net                                 17,743,704   17,099,688
  Inventories
    Raw Material                                     1,718,693    1,997,594
    Work in Process                                  2,441,418    2,352,526
    Finished Goods                                     663,812      587,867
  Prepaid and Refundable Income Taxes                1,539,087    1,060,546
  Prepaid Expenses and Other Current Assets          3,548,593    3,083,505
                                                   -----------  -----------
Total Current Assets                                27,787,362   26,381,897

PROPERTY AND EQUIPMENT:
  Cost                                             102,252,474   96,894,481
  Accumulated Depreciation                         (58,904,644) (56,153,951)
                                                   -----------  -----------
Net Property and Equipment                          43,347,830   40,740,530

OTHER NON-CURRENT ASSETS                             6,459,217    5,999,448
                                                   -----------  -----------

TOTAL ASSETS                                       $77,594,409  $73,121,875
                                                   ===========  ===========


CURRENT LIABILITIES:
  Current Maturities on Long-Term Debt             $    59,391  $    83,286
  Note Payable                                         970,000           --
  Accounts Payable                                   7,131,133    6,726,972
  Accrued Expenses                                   6,403,234    6,380,210
                                                   -----------  -----------
Total Current Liabilities                           14,563,758   13,190,468

DEFERRED INCOME TAXES                                6,234,508    6,114,508

LONG-TERM DEBT (less Current Maturities)            20,686,546   19,018,285

OTHER NON-CURRENT LIABILITIES                        4,753,088    5,616,179

STOCKHOLDERS' EQUITY:
  Common Shares, $2.50 par value:                   14,183,493   14,183,493
   Authorized 12,000,000 shares in 1996 and
   1995. Issued 5,673,397 Shares in 1996
   and 1995
  Additional Paid-In Capital                         1,496,095    1,512,106
  Retained Earnings                                 21,066,539   19,015,302
  Treasury Shares (921,431 in
   1996 and 946,006 in 1995), at Cost               (5,208,190)  (5,347,038)
  Underfunded Pension Liability Adjustment            (181,428)    (181,428)
                                                   -----------  -----------
Total Stockholders' Equity                          31,356,509   29,182,435
                                                   -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $77,594,409  $73,121,875
                                                   ===========  ===========

                     LINDBERG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      Six Months Ended
INCREASE (DECREASE) IN CASH                               June 30,
                                                 -------------------------
                                                     1996          1995
                                                 -----------   -----------
Cash Flows from Operating Activities:
Net Earnings                                     $ 2,715,056   $ 2,953,186
Adjustments to Reconcile Net Earnings
 to Net Cash Provided by (Used in)
 Operating Activities:
Depreciation                                       2,760,184     2,618,721
Increase in Deferred Taxes                           120,000       120,000
Change in Assets and Liabilities                  (1,706,264)   (4,850,354)
                                                  ---------- -------------

Total Adjustments to Reconcile Net Earnings
 to Net Cash Provided by (Used in)
 Operating Activities                              1,173,920    (2,111,633)
                                                  ---------- -------------

  Net Cash Provided by Operating Activities        3,888,976       841,553

Cash Flows from Investing Activities:
Capital Expenditures                              (3,537,639)   (4,181,431)
Proceeds from Notes Receivable for
 Sales of Certain Heat Treating Facilities                --       200,000
Payment for Purchase of Vac-Hyd                   (2,370,000)           --
                                                  ----------   -----------

  Net Cash Used in Investing Activities           (5,907,639)   (3,981,431)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreement    1,700,000     4,400,000
Note Payable                                         970,000            --
Payments on Bank Term Loan                                --      (700,000)
Payments of Capital Lease Obligations                (55,634)      (48,512)
Dividends Paid                                      (663,819)     (566,492)
                                                  ----------   -----------

  Net Cash Provided by Financing Activities        1,950,547     3,084,996

Net Decrease in Cash                                 (68,116)      (54,882)
Cash at Beginning of Period                          200,171       111,060
                                                 -----------   -----------

Cash at End of Period                                132,055   $    56,178
                                                 ===========   ===========

  Supplemental Disclosures of
  Cash Flow Information:

  Interest Paid                                      802,967   $   870,977
  Income Taxes Paid - Net of Refunds               2,202,319     1,680,149

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

         Statements for the three month and six month periods ended June 30, 1996 and June 30, 1995 reflect, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.


NOTE 2 On May 31, 1996, the Company acquired the assets of Vac-Hyd, a division of Interturbine Corporation, for $2.37 million in cash and a note payable. Vac-Hyd is a heat treating facility located in the Los Angeles area. The results of operations since May 31, 1996 are included in the three month and six month totals of the registrant.

         The acquisition was accounted for as a purchase. The purchase price has been allocated to Vac-Hyd's net assets based upon preliminary results of asset valuations and liability adjustments. Actual adjustments may differ based on the results of further evaluations of the fair value of the acquired assets and liabilities. Any differences between preliminary and actual adjustments are not expected to have a material impact on the consolidated financial statements.

         The preliminary allocation of the purchase price is as follows:

                 (in $000's)

                 Property and Equipment                                              $1,830
                 Accounts Receivable                                                    570
                 Goodwill                                                               310
                 Prepaid Expenses                                                        50
                 Other Liabilities                                                     (390)
                                                                                     ------
                                                                                     $2,370
                                                                                     ======

                 Goodwill is being amortized over a period of 30 years.

NOTE 3 No material changes have occurred with respect to the Company's contingent liabilities outlined in the Company's 1995 10-K through the date of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION:

As of June 30, 1996, the Company's total debt was $21.7 million as compared to $19.7 million at the end of the prior quarter and $19.1 million at December 31, 1995. The change in debt level during the second quarter of 1996 relates primarily to the $2.4 million needed to fund the acquisition of Vac-Hyd (discussed further in footnote 2 to the financial statements included herein). Excluding the effect of that acquisition, debt was reduced modestly from the March 31, 1996 level.

Spending for capital projects for the first six months of 1996 totalled $3.5 million. Management's current expectation for capital expenditures for the full year is approximately $7.5 million, which would represent an increase of 13% from $6.7 million spent on capital expenditures in 1995. The 1996 estimate excludes the investment of funds for the acquisition of Vac-Hyd.

On April 26, 1996, the Board of Directors declared a cash dividend of $.07 on each share of the Company's common stock, payable June 1, 1996 to stockholders of record at the close of business on May 10, 1996. Cash dividends of $332,000 were paid, bringing the total cash outlays for dividends in the six months ended June 30, 1996 to $664,000. This represents an increase of 17% as compared to $566,000 for the first six months of 1995.

At present, the Company believes that its borrowing capacity and funds generated through operations will be sufficient to meet currently foreseen capital investment, working capital and other funding needs, both for the balance of 1996 and in the longer-term.

OF RESULTS OF OPERATIONS:

Quarter Ended June 30, 1996 and 1995

Sales for the second quarter of 1996 were $30.3 million, a decrease of 3% from $31.4 million for the same three month period of 1995. In comparison to last year, a 4% sales gain within the Company's Heat Treating Service business segment was offset by reduced revenues from Precision Products segment operations.

In general, customer markets remained steady during the second quarter of this year. However, a falloff in sales with certain automotive and heavy equipment customers in the period adversely affected Precision Products segment results in comparison to the second quarter of 1995.

For the second quarter of 1996, the Company's operating margin of 9.5% increased 0.2% from 9.3% for the same period of 1995. This resulted primarily from an increase in the proportion of overall Company sales related to the higher margin Heat Treating Services operations - to 60% of revenue in the three month 1996 period from 56% a year ago. Thus, despite revenues falling by $1.0 million for the quarter, earnings from operations were reduced by only $53,000 as a result of the higher overall operating margin.

Interest expense for the second quarter of 1996 of $397,000 was 9% below the $435,000 incurred in the same prior year period. This was largely a result of lower interest rates and debt levels experienced this year.

As a result of the above, net earnings of $1,473,000 this year were essentially level with $1,482,000 for the second quarter of 1995.


Six Months Ended June 30, 1996 and 1995

For the six months ended June 30, 1996, sales of $59.8 million were $5.1 million, or 8%, below the $65.0 million reported in the first half of 1995. Of the $5.1 million decrease, $4.1 million was attributable to the first quarter 1996 comparison to a very robust first quarter of 1995. At $33.6 million in sales, the first quarter last year was the highest in the Company's history.

The decline during the six month period reflected lower overall sales for the Precision Products business segment, which offset a slight 3% increase in heat treating related revenues. The reduction in sales from Precision Products operations resulted, generally, from lower levels of sales to automotive and heavy equipment customers in 1996 and the selective shedding of certain low margin businesses which existed in the first half of 1995.

Through June 30, 1996, earnings from operations totalled $5.4 million, down 8% from $5.8 million for the same period of 1995. Operating profit margins remained unchanged at 9% despite the lower sales level. The Company's business units operated more productively during 1996 as compared to during the 1995 period wherein high levels of customer demand caused some operational inefficiencies at certain facilities.

Interest expense for the first six months of 1996 was $800,000, down 7% from $864,000 in the year earlier period. This resulted from a combination of lower debt levels than in 1995 as well as a reduction in interest rates on the Company's borrowings.

Net earnings for the first half of 1996 were $2.7 million, 8% below the $3.0 million reported in the same period of 1995, as a result of the lower level of sales.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits Required by Item 601 of Regulation S-K - Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto at page 12 and which is incorporated herein by reference.

         (b)  Reports on Form 8-K -        There were no reports on Form 8-K
                                           filed in the three months ended June
                                           30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LINDBERG CORPORATION





Principal Financial and Accounting         By    Stephen S. Penley
                                             -------------------------------
Officer:                                         Stephen S. Penley
                                              Senior Vice President
                                              and Chief Financial Officer





Dated: August 9, 1996

                              LINDBERG CORPORATION
                         Quarterly Report on Form 10-Q
                      for the Quarter Ended June 30, 1996

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

  5-9  Not Applicable

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

  11.  Statement recomputation of per share earnings              Attached
  12-26  Not Applicable

  27.  Financial Data Schedule                                    Attached

  28.  Not Applicable


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

(7) Other instruments defining the rights of the holders of long-term debt of the Registrant are omitted pursuant to Regulation S-K Item 601
         (b)(4)(v). The Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon request.

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