Form 10-Q
period 1996-09-30
LINDBERG CORP /DE/
filed 1996-11-14
CIK 59593

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.    20549

                                  FORM 10-Q

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 1996

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                      Commission file     Number 0-8287
                            LINDBERG CORPORATION

          DELAWARE                                 36-1391480
    ----------------------                -------------------------------
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


     Yes    X            No
           ----              ----


The number of shares of the Registrant's Common Stock outstanding as of November 11, 1996 was: 4,776,791.

                    LINDBERG CORPORATION AND SUBSIDIARIES

                              TABLE OF CONTENTS


         Part I  Financial Information:                               Page No.
                                                                      --------

Item 1.  Consolidated Statements of Earnings - Three Months
            and Nine Months Ended September 30, 1996 and 1995........     3

         Consolidated Balance Sheets - As of September 30, 1996 and
            December 31, 1995 .......................................     4

         Consolidated Statements of Cash Flows - Nine Months
            Ended September 30, 1996 and 1995........................     5

         Notes to the Consolidated Financial Statements .............     6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ......................     8


         Part II  Other Information:

Item 6.  Exhibits and Reports on Form 8-K ...........................    10

         Signatures .................................................    11

         Exhibit Index ..............................................    12

                     LINDBERG CORPORATION AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)



                            Three Months Ended        Nine Months Ended
                               September 30,             September 30,
                         ------------------------  ------------------------
                            1996          1995         1996         1995
                         -----------  -----------  -----------  -----------
Net Sales                $26,759,194  $27,371,067  $86,600,205  $92,327,527
Cost of Sales             20,948,180   21,950,922   68,071,391   73,294,092
                         -----------  -----------  -----------  -----------
   Gross Profit            5,811,014    5,420,145   18,528,814   19,033,435

Selling and
Administrative Expenses    3,609,972    3,554,056   10,965,231   11,318,542
                         -----------  -----------  -----------  -----------
    Earnings From
    Operations             2,201,042    1,866,089    7,563,583    7,714,893

Interest Expense - Net       406,016      420,511    1,205,648    1,284,481
                         -----------  -----------  -----------  -----------
   Earnings Before
   Income Taxes            1,795,026    1,445,578    6,357,935    6,430,412

Provision for
Income Taxes                 726,965      590,977    2,574,818    2,622,625
                         -----------  -----------  -----------  -----------

   Net Earnings          $ 1,068,061  $   854,601  $ 3,783,117  $ 3,807,787
                         ===========  ===========  ===========  ===========
Per Common and
Common Equivalent
Share Amounts:

Net Earnings             $       .22  $       .18  $       .78  $       .80
                         ===========  ===========  ===========  ===========
Weighted Average
Common Shares
Outstanding and
Equivalents                4,889,619    4,771,453    4,861,627    4,764,159
                         ===========  ===========  ===========  ===========
Cash Dividends
Declared and Paid        $       .07  $       .06  $       .21  $       .18
                         ===========  ===========  ===========  ===========

                    LINDBERG CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                             September 30,  December 31,
                                                  1996          1995
                                               (Unaudited)
                                              ------------  ----------
CURRENT ASSETS:
  Cash                                        $    37,714   $   200,171
  Receivables - Net                            16,617,195    17,099,688
  Inventories
   Raw Material                                 1,562,884     1,997,594
   Work in Process                              2,559,237     2,352,526
   Finished Goods                                 908,316       587,867
  Prepaid and Refundable Income Taxes           1,255,279     1,060,546
  Prepaid Expenses and Other Current Assets     4,154,851     3,083,505
                                              -----------   -----------
Total Current Assets                           27,095,476    26,381,897

PROPERTY AND EQUIPMENT:
  Cost                                        103,206,738    96,894,481
  Accumulated Depreciation                    (59,517,014)  (56,153,951)
                                              -----------   -----------
Net Property and Equipment                     43,689,724    40,740,530

OTHER NON-CURRENT ASSETS                        6,701,548     5,999,448
                                              -----------   -----------
TOTAL ASSETS                                  $77,486,748   $73,121,875
                                              ===========   ===========
CURRENT LIABILITIES:
  Current Maturities on Long-Term Debt        $    58,737   $    83,286
  Note Payable                                    970,000            --
  Accounts Payable                              5,656,210     6,726,972
  Accrued Expenses                              6,872,745     6,380,210
                                              -----------   -----------
Total Current Liabilities                      13,557,692    13,190,468

DEFERRED INCOME TAXES                           6,294,508     6,114,508

LONG-TERM DEBT (less Current Maturities)       21,070,809    19,018,285

OTHER NON-CURRENT LIABILITIES                   4,344,927     5,616,179

STOCKHOLDERS' EQUITY:
  Common Shares, $2.50 par value:              14,183,493    14,183,493
   Authorized 12,000,000 shares in 1996 and
   1995. Issued 5,673,397 Shares in 1996
   and 1995.
  Additional Paid-In Capital                    1,501,031     1,512,106
  Retained Earnings                            21,801,442    19,015,302
  Treasury Shares (899,756 in
   1996 and 946,006 in 1995), at Cost          (5,085,726)   (5,347,038)
  Underfunded Pension Liability Adjustment       (181,428)     (181,428)
                                              -----------   -----------
Total Stockholders' Equity                     32,218,812    29,182,435
                                              -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $77,486,748   $73,121,875
                                              ===========   ===========

                    LINDBERG CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                  Nine Months Ended
                                                                     September 30,
                                                            ---------------------------------
                                                                1996                1995
                                                            -------------      --------------
INCREASE (DECREASE) IN CASH

Cash Flows from Operating Activities:
Net Earnings                                                $   3,783,117       $   3,807,787
Adjustments to Reconcile Net Earnings
  to Net Cash Provided by (Used in)
  Operating Activities:
Depreciation                                                    4,188,091           3,923,733
Increase in Deferred Taxes                                        180,000             180,000
Change in Assets and Liabilities                               (2,607,167)         (5,541,722)
                                                              ------------       ------------
Total Adjustments to Reconcile Net Earnings
  to Net Cash Provided by (Used in)
  Operating Activities                                          1,760,924          (1,437,989)
                                                              ------------       ------------
   Net Cash Provided by Operating Activities                    5,544,041           2,369,798
Cash Flows from Investing Activities:
Capital Expenditures                                           (5,337,497)         (5,832,093)
Proceeds from Notes Receivable for
  Sales of Certain Heat Treating Facilities                            --             400,000
Payment for Purchase of Vac-Hyd                                (2,370,000)                 --
                                                              ------------       ------------
   Net Cash Used in Investing Activities                       (7,707,497)         (5,432,093)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreement                 2,100,000           4,700,000
Note Payable                                                      970,000                  --
Payments on Bank Term Loan                                             --            (700,000)
Payments of Capital Lease Obligations                             (72,025)            (75,479)
Dividends Paid                                                   (996,976)           (850,135)
                                                              ------------       ------------
   Net Cash Provided by Financing Activities                    2,000,999           3,074,386

Net Increase (Decrease) in Cash                                  (162,457)             12,091
Cash at Beginning of Period                                       200,171             111,060
                                                              -----------        ------------
Cash at End of Period                                         $    37,714        $    123,151
                                                              ===========        ============
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                               $ 1,062,037        $  1,261,289
  Income Taxes Paid - Net of Refunds                            2,584,357           2,222,239

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

         Statements for the three month and nine month periods ended September 30, 1996 and September 30, 1995 reflect, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.


NOTE 2 On May 31, 1996, the Company acquired the assets of Vac-Hyd, a division of Interturbine Corporation, for $2.37 million - $1.4 million in cash and a note payable. Vac-Hyd is a heat treating facility located in the Los Angeles area. The results of operations since May 31, 1996 are included in the three month and nine month totals of the registrant.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION:


As of September 30, 1996, the Company's total debt was $22.1 million, an increase of 2% from $21.7 million at the close of the prior quarter and 16% from $19.1 million as of December 31, 1995. The ratio of total debt to total capitalization was 41%, as compared to 41% at June 30, 1996, and 40% at the close of 1995. The increase in borrowing levels from the end of the prior year was mainly a result of $2.4 million of additional debt incurred in the acquisition of Vac-Hyd in May 1996 (see footnote 2 to the financial statements included herein).

Spending for capital projects in the first nine months of 1996 totalled $5.3 million, as compared to $5.8 million spent in the first nine months of 1995. The Company's current expectations are for capital investments in 1996 totalling approximately $7.5 million.

On July 23, 1996, the Board of Directors declared a cash dividend of $.07 on each share of the Company's common stock, payable September 3, 1996, to stockholders of record at the close of business on August 9, 1996. Cash dividends of $333,000 were paid, bringing total cash outlays for dividends for the first nine months of 1996 to $997,000. That amount was up 17% from $850,000 for the same 1995 period.

Subsequent to the close of the third quarter, at the Company's regular October board meeting, the quarterly cash dividend was raised to $.08 per common share. On an annual basis, this dividend increase will result in additional cash outlays to stockholders of approximately $200,000.

At present, the Company believes that its borrowing capacity and funds generated through operations will be sufficient to meet currently foreseen capital investment, working capital and other funding needs, both for the balance of 1996 and in the longer term.


OF RESULT OF OPERATIONS:

Quarter Ended September 30, 1996 and 1995

Sales for the third quarter of 1996 were $26.8 million, a decrease of 2% from the $27.4 million reported in the same 1995 quarter. The modest decline in total sales was reflective of an overall gain within the Heat Treating Services business segment, offset by lower sales in the Precision Products segment - largely at the Company's Impact Industries Division.

Heat Treating Services segment revenues were up in the three month 1996 period due in part to the acquisition of the Vac-Hyd operation earlier in 1996 and to increased sales from SP 2000 projects, wherein the Company operates dedicated heat treating equipment for larger customers under long-term contracts. The balance of the individual Heat Treating operations had mixed sales results in the quarter, although divisions serving commercial aerospace customers experienced strong order rates.

The Company's Impact Industries operation, which serves primarily automotive-related customers, experienced lower sales during the quarter due to reduced order rates in general, and the planned phase-out of certain low margin parts. It is anticipated that Impact Industries will continue to operate at sales levels below those of 1995 in the fourth quarter of this year.

Despite the slightly lower overall revenues for the 1996 third quarter, the Company's operating margin increased to 8.2% from 6.8% for the third quarter of last year. This resulted mainly from the increased proportion of higher margin heat treating sales in relation to total sales versus the 1995 period - 68% of revenues were from the Heat Treating Services segment in 1996 while that segment provided just under 60% in the third quarter last year.

Due to the increased operating margin, earnings from operations improved 18% to $2.2 million from $1.9 million a year ago. With interest expense essentially even with the third quarter of 1995, the improvement in operating earnings resulted, after the effect of income taxes, in an improvement in net earnings to $1.1 million in the third quarter of 1996 from $855,000 in the same period last year.


Nine Months Ended September 30, 1996 and 1995

For the first nine months of 1996, net sales of $86.6 million were $5.7 million, or 6%, below the $92.3 million reported in the same period last year. This decline primarily resulted from the decrease in overall customer activity in the first two quarters of this year. The first six months of last year were very robust in terms of the Company's overall served markets.

While Heat Treating Services segment sales showed improvement in comparison to last year due mainly to the third quarter gains described above, the weakening sales levels at Impact Industries in the third quarter of this year contributed to the overall sales decline in comparison to the first nine months of 1995. Finally, the elimination of certain low margin business that existed in the first half of 1995 at another Precision Products segment operation also contributed to the unfavorable overall sales comparison.

Through September 30, 1996, earnings from operations were $7.6 million, or 8.7% of sales, as compared to $7.7 million, or 8.4% of sales, for the year ago period. As was true for the third quarter, the increased proportion of higher margin Heat Treating Services sales to overall sales resulted in the margin percentage improvement, and in the earnings from operations falling only 2% in comparison to last year despite a greater sales decline.

Interest expense fell 6% for the nine month period to $1.2 million in 1996 from $1.3 million a year ago. This reduction was largely a function of lower debt levels earlier in 1996.

As a result of the above, net income of $3.78 million was essentially level with the $3.8 million reported a year ago.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits Required by Item 601 of Regulation S-K - Exhibits required by Item 601 of Regulation S-K are listed in the
             Exhibit Index which is attached hereto at page 12 and which is incorporated herein by reference.

        (b)  Reports on Form 8-K - There were no reports on Form
             8-K filed in the three months ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LINDBERG CORPORATION



Principal Financial and Accounting         By    Stephen S. Penley
Officer:                                     ---------------------------
                                                 Stephen S. Penley
                                             Senior Vice President
                                             and Chief Financial Officer

Dated: November 11, 1996

                              LINDBERG CORPORATION
                         Quarterly Report on Form 10-Q
                    for the Quarter Ended September 30, 1996


                                 EXHIBIT INDEX


Exhibit
Number            Description
-------           -----------
10.1     Employment Agreement, dated September 17, 1996,
         between the Registrant and Leo G. Thompson

10.2 Employment Agreement, dated September 17, 1996, between the Registrant and Stephen S. Penley

11       Statement Recomputation of Per Share Earnings

27       Financial Data Schedule