Form 10-K405
period 1996-12-31
LINDBERG CORP /DE/
filed 1997-03-26
CIK 59593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

          [x]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the fiscal year ended December 31, 1996

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission File Number 0-8287
                              LINDBERG CORPORATION



                    Delaware             36-1391480
              ----------------------  ---------------------------
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

     Yes [ X ]        No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 10, 1997 was: $25,574,715.

     The number of shares of the Registrant's Common Stock outstanding as of March 10, 1997 was: 4,801,591.

     Documents Incorporated by Reference

     Those sections or portions of the Registrant's 1996 Annual Report to Stockholders (the "Annual Report") and of the Registrant's definitive Proxy Statement for use in connection with its annual meeting of stockholders to be held on April 25, 1997 (the "Proxy Statement"), described in the cross reference sheet and attached hereto, are incorporated by reference into Parts I, II and III of this report.

                              Table of Contents
                              -----------------

Item Number and Caption                                             Page
-----------------------                                             ----
                                            PART I

Item 1   Business.........................................        Annual Report, p. 18
                                                                  (Note 10);
                                                                  herein, pp. 4-7

Item 2   Properties.......................................        7-8

Item 3   Legal Proceedings................................        Annual Report, p. 19
                                                                  (Note 14); herein, pp. 5-8

Item 4   Submission of Matters to a Vote
         of Security Holders..............................        8


                                    PART II

Item 5   Market for the Registrant's
         Common Equity and Related
         Stockholder Matters..............................        Annual Report, p. 21
                                                                  "Stock Market Information"
                                                                  and Annual Report, p. 16
                                                                  (Note 5); herein, p. 8

Item 6   Selected Financial Data..........................        Annual Report, p. 20
                                                                  "Five-Year Financial Review";
                                                                  herein, p.  8

Item 7   Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations........................        Annual Report, pp. 10-11
                                                                  "Management's Discussion and
                                                                  Analysis"; herein, p. 9

Item 8   Financial Statements and
         Supplementary Data...............................        Annual Report, pp. 12-19
                                                                  "Consolidated Financial
                                                                  Statements" and "Notes to
                                                                  Consolidated Financial
                                                                  Statements"; herein, p. 9

Item Number and Caption                                             Page
-----------------------                                             ----
Item 9   Changes in and Disagreements
         with Accountants on Accounting
         and Financial Disclosure........................         9


                                    PART III

Item 10  Directors and Executive Officers
         of the Registrant

         (a)  Identification of directors................         Proxy Statement, pp. 1-2,
                                                                  "The Election of Directors";
                                                                  herein, p. 9

         (b)  Identification of executive officers.......         9

Item 11  Executive Compensation..........................         Proxy Statement, pp. 3-8,
                                                                  "Executive Compensation,";
                                                                  herein, p. 9

Item 12  Security Ownership of Certain
         Beneficial Owners and Management................         Proxy Statement, pp. 11-12,
                                                                  "Stock Ownership";
                                                                  herein, p. 10

Item 13  Certain Relationships and Related
         Transactions....................................         Proxy Statement, p. 2,
                                                                  "The Election of Directors",
                                                                  and p. 6, "Executive Compensation - Compensation
                                                                  Committee Interlocks and
                                                                  Insider Participation";
                                                                  herein, p. 10

                                    PART IV

Item 14  Exhibits, Financial Statement
         Schedules and Reports on Form 8-K...............         10-13

         Signatures......................................         14

         Exhibit Index...................................         15-18

                                     Part I

Item 1.   Business

General development of business

Lindberg Corporation (the "Company") was founded in 1922, and incorporated in Illinois in 1924. In 1976, the Company changed its state of incorporation from Illinois to Delaware.

     Throughout its history, the Company has maintained a program of internal growth and outside acquisitions resulting in the 22 domestic plants in operation at December 31, 1996.

     The business of the Company, which operates in the field of metallurgical products, is comprised of heat treating plants and manufacturing facilities.

     In April 1994, the Company purchased all of the outstanding shares of Rexcorp U.S. Inc. and its wholly-owned subsidiary, Impact Industries, Inc. (Impact). Impact is an aluminum die casting facility which produces finish machined aluminum die castings and assemblies mainly for the automotive market. This acquisition increased the proportion of total business from the Company's Precision Products segment from 20% in 1993 to 40% by year-end 1994.

     In June 1994, the Company entered into an agreement to form a heat treating partnership with Aerospace Aluminum Heat Treating Inc. The partnership commenced operation on July 1, 1994. The partnership engages in heat treating and metal forming of aluminum and titanium parts in southern California.

     In November 1994, the Company purchased all of the outstanding shares of H&H Heat Treating Inc. (H&H). H&H is a heat treating facility near Los Angeles.

     In December 1994, the Company merged its wholly owned subsidiaries Rexcorp U.S. Inc. and H&H into Lindberg Corporation. As such, at year-end 1994 and at present, Impact is the Company's sole subsidiary.

     In May 1996, the Company acquired the assets of Vac-Hyd. Vac-Hyd is a heat treating facility located in the Los Angeles area.

     In December 1996, the Company sold the assets of its wire belting operation, which was located in Modesto, California. This product line was unrelated to the primary aluminum casting operations of the Company's Precision Products segment.

     At December 31, 1996, the Company had 1,071 employees. Of these employees, 209 were covered by collective bargaining agreements. Three agreements will expire during 1997.

Financial Information about Industry Segments

The Company's operations may be divided into two industry segments: Heat Treating and Precision Products.

     Financial information about the Company's two industry segments as of December 31, 1996, and for the three years ended on that date, is incorporated by reference to page 18 - Note 10 to the Consolidated Financial Statements in the Annual Report.

Narrative description of business

Heat Treating:

The Company's principal industry segment is Heat Treating. From 18 plants, this segment provides customers with heat treating of metal, a process which improves mechanical properties, durability and wear resistance. This product is provided to customers both with and without their own heat treating capabilities.

     While heat treating is offered through a range of processes, market needs historically have dictated a degree of specialization for most plants. Among the many heat treating processes offered are hardening and tempering, carburizing, nitriding, selective hardening, solution treating and aging, stress relieving, normalizing, brazing and other specialty processes.

     The Company's heat treating plants are each located in a major industrial area. The market for heat treating for any plant is largely confined to its local geographic area. Major industries served by the Company's Heat Treating segment include agricultural and construction equipment, automotive/truck, aerospace, consumer products, defense, fabricated metal products, oilfield machinery, tool and die and precision machined products. Parts processed for these industries include machined pieces, fasteners, forgings, castings and stampings made of nearly all types of ferrous and certain nonferrous metals, including aluminum and titanium. Because of the wide customer base served, the loss of a single customer or a few customers would not have a material adverse effect on this segment. No customer accounts for more than 10% of this segment's annual net sales.

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

     In addition to providing heat treating from the 18 plants, the Company also provides heat treating through its Strategic Partnership 2000, or SP 2000, program. The SP 2000 program allows the Company to provide heat treating to its SP 2000 customers, typically manufacturers with a significant requirement for heat treating, using dedicated equipment at either its own or its customers' facilities.

     The basic raw material for the Company's heat treating is energy in the forms of natural gas and electricity. The Company has not experienced any material restrictions by its suppliers of these sources of energy.

     The Company's Heat Treating segment employs some environmentally hazardous materials, primarily quench oil, and has some underground storage tanks. The Company has made expenditures to comply with laws and regulations relating to the protection of the environment, including studies, investigations and remediation of ground contamination, and expects to make such expenditures in the future in its efforts to comply with existing and future requirements. Based on existing regulations, the Company does not anticipate the requirement for material capital expenditures in its operations to maintain compliance. However, there can be no assurance that more stringent regulation or enforcement in the future will not materially affect the Company's capital expenditures.

     In some cases, the Company has notified state authorities of a possible need for remediation at heat treating sites it previously operated or currently operates. At all such sites, costs which may be incurred are difficult to accurately predict until the level of contamination is determined, and would be subject to increase if more contamination is discovered during investigation or remediation or if state authorities require more remediation than anticipated. Such costs may be less if the contamination proves to be less than currently expected, if remediation costs are reduced, and to the extent costs are covered by insurance or are allocable to others. During 1996, the Company transferred certain properties it previously operated to third parties in exchange for acceptance by said third parties of the liability for future remediation and related costs associated with those properties.

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

     At December 31, 1996, approximately $650,000 of the Company's total environmental reserves of $800,000 related to its heat treating segment. The Company has estimated a range of costs in establishing these reserves. Such reserves give no effect to possible recoveries from insurers or other potentially responsible parties nor do they reflect any discount for the several years over which investigation or remediation amounts may be paid out.

     At December 31, 1996 this segment employed 649 employees as compared to 623 at the prior year-end.

     The Company's Heat Treating segment operates with a limited backlog due to the nature of its businesses. Operations in this segment process customer produced parts on a very short turnaround basis; therefore, backlog in facilities within the segment is generally estimated to be less than one week.

Precision Products:

     The Company's Precision Products segment consists of four plants, three of which produce specialized castings of aluminum and one which manufactures magnesium parts. Markets served by this segment include the automotive, agricultural and construction equipment, electronics, consumer products, defense and heavy-duty truck industries.

     During 1996, activity with certain subsidiaries, divisions and affiliates of General Motors Corporation (GMC) represented 32% of this segment's total revenues. The loss of GMC as a customer or a significant reduction in the business generated by GMC would have a material adverse effect on the segment's results of operations. Sales to GMC are made through certain subsidiaries, divisions and affiliates that the Company believes act independently at present in their purchasing decisions. Accordingly, the Company believes that it is unlikely that it would lose all of the business generated by GMC. There can be no assurance, however, that the historic levels of business from GMC will be maintained. No other customer represents more than 10% of the segment's annual net sales.

     The basic raw materials for the Company's manufactured products are aluminum, zinc and magnesium. The Company has experienced no significant difficulty in obtaining these materials.

     Operations within this segment must also ensure that they comply with environmental protection laws and regulations. Expenditures for this purpose have not had, nor are they anticipated to have, a material effect upon the capital expenditures, results of operations or competitive position of this segment. At December 31, 1996, approximately $150,000 of the Company's total environmental reserves of $800,000 related to this segment.

     The Company is a minority stockholder in a consortium of five industrial partners called Thixomat, Inc. This company was formed in 1989 to promote and commercialize a new metal parts casting technology called Thixomolding(TM). This process is expected to reduce energy and material consumption while yielding higher production rates and closer tolerances of metal castings. The Company employs the Thixomolding(TM) process at its THX Molding division, which is a start-up operation that produces magnesium parts.

     The number of employees in the Precision Products segment was 406 at December 31, 1996 compared to 481 at December 31, 1995.

     The backlog totals within the Precision Products segment as of December 31, 1996 and 1995 were estimated to be $14.7 million and $17.1 million, respectively. The Company expects all of the backlog at December 31, 1996 to be filled by December 31, 1997. The Company does not believe this backlog to be of a seasonal nature and considers the difference between the December 31 totals to be reflective of the lower sales levels in this segment in 1996 as compared to 1995.

Item 2.  Properties

The principal facilities of the Company are set forth in the following table, which also indicates the principal product manufactured at each location:

                                     Leased
Location                            or Owned

Heat Treating Segment:
---------------------
Compton, CA                          Leased
Los Angeles, CA                      Owned
Santa Fe Springs, CA                 Leased
Berlin, CT                           Owned
Waterbury, CT                        Leased
Melrose Park, IL                     Owned
Wichita, KS                          Leased
Worcester, MA                        Owned
Lansing, MI                          Owned
Minneapolis, MN                      Leased
St. Louis, MO                        Owned
Charlotte, NC                        Leased
Rochester, NY                        Leased
Solon, OH                            Owned
Tulsa, OK                            Owned
Houston, TX                          Owned
New Berlin, WI                       Owned
Racine, WI                           Owned
Westminster, CA                      Owned

Precision Products Segment:
--------------------------

Webster City, IA                     Owned
Sandwich, IL                         Owned
Cookeville, TN                       Owned
Racine, WI                           Owned

Corporate Office:
----------------
Rosemont, IL                         Leased


The Company also occupies building space at certain of its customers' locations related to the Company's SP 2000 program.

The Company's facilities are suitable for their respective uses and are, in general, adequate for the Company's current needs. All facilities, particularly in the Heat Treating segment, serve largely localized markets and customers. Those providing products in markets where economic activity is strong at any particular time operate at relatively high levels of plant utilization. The Company believes that it has sufficient capacity at its current facilities to absorb additional workloads at any reasonably anticipatable levels.

Item 3.  Legal Proceedings

         Incorporated by reference to page 19 of the Annual Report - Note 14 to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

         Executive Officers of the Registrant

         Information regarding the executive officers of the Registrant is contained in Part III of this report, Item 10(b), and is incorporated by reference into Part I of this report in reliance on General Instruction G(3) to Form 10-K.


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

         Incorporated by reference to page 21 of the Annual Report, section entitled "Stock Market Information" and to page 16 of the Annual Report - Note 5 to the Consolidated Financial Statements. As of March 10, 1997, the Company had 506 stockholders of record.

Item 6.  Selected Financial Data

         Incorporated by reference to page 20 of the Annual Report, section entitled "Five-Year Financial Review."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Incorporated by reference to pages 10-11 of the Annual Report, section entitled "Management's Discussion and Analysis."

Item 8.  Financial Statements and Supplementary Data

         Incorporated by reference to pages 12-19 of the Annual Report, section entitled "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     (a) Identification of Directors Incorporated by reference to pages 1-2 of the Proxy Statement, section entitled "The Election of Directors."

     (b)  Identification of Executive Officers


Name               Age  Position
----               ---  --------

Leo G. Thompson    56   President (since October 1987) and Chief
                        Executive Officer (since January 1991);

Stephen S. Penley  47   Senior Vice President and Chief Financial
                        Officer (since July 1993), Treasurer (January 1989 to
                        July 1996), Secretary (since October 1990); formerly
                        Vice President - Finance (from January 1989 to July
                        1993).


Michael W. Nelson  49   Senior Vice President and President of Heat Treat
                        Operations (since July 1993); formerly Vice President
                        - Central Region (from June 1992 to June 1993),
                        Vice President - Central Region - Heat Treat
                        Operations (from July 1990 to May 1992).


Executive Officers of the Company are elected annually by the Board of Directors of the Company in April.

Item 11.  Executive Compensation

          Incorporated by reference to pages 3-8 of the Proxy Statement, section entitled "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          Incorporated by reference to pages 11-12 of the Proxy Statement, section entitled "Stock Ownership."

Item 13.  Certain Relationships and Related Transactions

          Incorporated by reference to page 2 of the Proxy Statement, section entitled "The Election of Directors", and to page 6, section entitled "Executive Compensation - Compensation Committee Interlocks and Insider Participation."


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          The following documents are filed as part of this report:

                                                                         Page or Reference (1)
                                                                         ---------------------

(a)  Certain Documents Filed as Part of the Form 10-K

     1.  Financial Statements

     Consolidated Statements of Earnings and
     Stockholders' Equity for the years ended
     December 31, 1996, 1995 and 1994 ..........................          Annual Report, p.  12

     Consolidated Balance Sheets as of
     December 31, 1996 and 1995 ................................          Annual Report, p.  13

     Consolidated Statements of Cash Flows for
     the years ended December 31, 1996, 1995
     and 1994 ..................................................          Annual Report, p.  14

     Notes to Consolidated Financial Statements .........                 Annual Report, pp. 15-19

     Report of Independent Public Accountants ...........                 Annual Report, p. 20


--------------------
(1) Matters incorporated by reference from the Lindberg Corporation 1996 Annual Report.

/
                                                                         Page
                                                                         -----
     2.  Financial Statements Schedules  (2)

     VIII.  Valuation and Qualifying Accounts and
            Reserves ..............................................       12

     Report of Independent Public Accountants
     on Schedules .................................................       13

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c) Exhibits Required by Item 601 of Regulation S-K. Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto at pages 15-18 and which is incorporated herein by reference.



---------------------

(2) Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

                     LINDBERG CORPORATION AND SUBSIDIARIES

                          SCHEDULE VIII--VALUATION AND

                        QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



Allowance for Doubtful Accounts


                                             1996       1995       1994
                                           --------   --------   --------

Balance at beginning of year               $328,000   $314,000   $257,000

Provision charged to expense
    during the year                         189,000    339,000    103,000
Write-offs during the year,
     net of recoveries                      (84,000)  (325,000)   (76,000)
Reserve addition related to purchase
    of  Impact Industries, Inc.                ---        ---      30,000
                                           --------   --------   --------

Balance at end of year                     $433,000   $328,000   $314,000
                                           ========   ========   ========

                             REPORT OF INDEPENDENT
                               PUBLIC ACCOUNTANTS
                                 ON SCHEDULES



To the Stockholders of
Lindberg Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Lindberg Corporation's annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 20, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            ARTHUR ANDERSEN LLP


Chicago, Illinois
January 20, 1997

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LINDBERG CORPORATION

                                     BY
                                        --------------------------------------
                                               Stephen S. Penley
                                     Senior Vice President and Chief Financial
                                     Officer; Principal Financial and
                                     Accounting Officer
Dated March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


     /s/  STEPHEN S. PENLEY
     -----------------------------------------
     Stephen S. Penley
     Senior Vice President and Chief Financial
     Officer; Principal Financial and
     Accounting Officer


     /s/ LEO G. THOMPSON
     -----------------------------------------
     Leo G. Thompson
     President and Chief Executive
     Officer, and a Director


     /s/  GEORGE H. BODEEN
     -----------------------------------------
     George H. Bodeen
     Director


     /s/  DR. RAYMOND F. DECKER
     -----------------------------------------
     Dr. Raymond F. Decker
     Director


     /s/  RAYMOND A. JEAN
     -----------------------------------------
     Raymond A. Jean
     Director


     /s/  JOHN W. PUTH
     -----------------------------------------
     John W. Puth
     Director


     /s/  J. THOMAS SCHANCK
     -----------------------------------------
     J. Thomas Schanck
     Director                                   March 21, 1997

                              LINDBERG CORPORATION
                           Annual Report on Form 10-K
                      for the Year Ended December 31, 1996
                                 Exhibit Index

                                                                        Page Number (1)
Number and Description of Exhibit                                       or reference
---------------------------------                                       ---------------

1.    Not applicable

2.    Plan of acquisition, reorganization, arrangement, liquidation or succession
      2.1    Stock Purchase Agreement dated April 19, 1994
             among Rexcorp Sport International Ltd., Marle
             Management Ltd., D.F. Haslam Management Ltd.,
             and Gary E. Miller and Lindberg Corporation                        (2)

3.    Articles of Incorporation and By-Laws
      3.1  Certificate of Incorporation (composite)                             (3)
      3.2  1979 Amendment to Certificate of Incorporation                       (4)
      3.3  1987 Amendment to Certificate of Incorporation                       (5)
      3.4  By-Laws (as amended)                                              Attached

4.    Instruments defining the rights of
      security holders, including indentures                                    (6)
      4.1  Amended and Restated Credit Agreement
           Dated as of April 28, 1994                                           (7)
      4.2  First Amendment to Amended and Restated Credit
           Agreement dated as of November 2, 1995                               (8)
      4.3  Second Amendment to Amended and Restated Credit
           Agreement dated as of January 31, 1996                               (9)
      4.4  Note Agreement dated as of October 15, 1995                          (10)
      4.5  Rights Agreement, dated November 21, 1996, between
           Registrant and Harris Trust and Savings Bank, as rights agent        (11)

5-9.  Not applicable

10.   Material contracts
      10.1 Description of Bonus Program                                         (12)
      10.2 Consulting Agreement Between the Registrant
           and G.H. Bodeen dated October 25, 1990                               (13)
      10.3 1991 Stock Option Plan for Key Employees  *                          (14)
      10.4 1991 Stock Option Plan for Directors *                               (15)
      10.5 Employment Agreement, dated September 17, 1996,
           Between the Registrant and Leo G. Thompson  *                        (16)
      10.6 Employment Agreement, dated September 17, 1996,
           Between the Registrant and Stephen S. Penley  *                      (17)


------------------
(1) Identifies management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c).

                                                                        Page Number
Number and Description of Exhibit                                       or reference
---------------------------------                                       ---------------

11.    Statement recomputation of per share earnings                     Attached

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

(2)      Incorporated by reference to Exhibit 2.1 of the Registrant's
         Report on Form 8-K, dated May 13, 1994, Commission file No. 0-8287.

(3) Incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1980, Commission file no. 0-8287.

(4)      Incorporated by reference to Exhibit 3.2 of the Registrant's
         Report on Form 10-Q for the quarter ended March 31, 1995, Commission file no. 0-8287.

(5)      Incorporated by reference to page 6 of the Registrant's
         Definitive Proxy Statement on Schedule 14A filed with the Commission in connection with the Registrant's 1987 annual meeting of stockholders, Commission file no. 0-8287.

(6) Other instruments defining the rights of the holders of long-term debt of the Registrant, which is described in Note 5 to the financial statements incorporated herein, are omitted pursuant to Regulation S-K Item 601 (b) (4) (iii) (A). The Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon request.

(7) Incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 8-K dated May 13, 1994, Commission file no. 0-8287.

(8) Incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995, Commission file no. 0-8287.

(9) Incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Commission file no. 0-8287.

(10) Incorporated by reference to Exhibit 4.3 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995, Commission file no. 0-8287.

(11) Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-A filed with the Commission on December 6, 1996, Commission file no. 0-8287.

(12)     Incorporated by reference to page 6 of the Registrant's
         Definitive Proxy Statement on Schedule 14A filed with the Commission in connection with the Registrant's 1996 annual meeting of stockholders, Commission file no. 0-8287.

(13) Incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Commission file no. 0-8287.

(14)     Incorporated by reference to Appendix A of the Registrant's
         Definitive Proxy Statement on Schedule 14A filed with the Commission in connection with the Registrant's 1995 annual meeting of stockholders, Commission file no. 0-8287.

Exhibit
No.      Description of Exhibits
-------  -----------------------

(15)     Incorporated by reference to Appendix B of the Registrant's
         Definitive Proxy Statement on Schedule 14A filed with the Commission in connection with the Registrant's 1995 annual meeting of stockholders, Commission file no. 0-8287.

(16) Incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, Commission file no. 0-8287.

(17) Incorporated be reference to Exhibit 10.2 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, Commission file no. 0-8287.