Form 10-Q
period 1997-03-31
LINDBERG CORP /DE/
filed 1997-05-14
CIK 59593

-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.    20549
                                  FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       Commission file     Number 0-8287
                             LINDBERG CORPORATION



       DELAWARE                                            36-1391480
----------------------                        ---------------------------------
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


                           Yes    X            No
                                -----        ------

The number of shares of the Registrant's Common Stock outstanding as of May 9, 1997 was: 4,807,216.

                    LINDBERG CORPORATION AND SUBSIDIARIES

                              TABLE OF CONTENTS



         Part I  Financial Information:                          Page No.
                                                                --------
Item 1.  Consolidated Statements of Earnings - Three Months
           Ended March 31, 1997 and 1996........................... 3

         Consolidated Balance Sheets - As of March 31, 1997
           and December 31, 1996 .................................. 4

         Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 1997 and 1996........................... 5

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


Item 6.  Exhibits and Reports on Form 8-K ......................... 9

         Signatures ............................................... 10

         Exhibit Index ............................................ 11

                     LINDBERG CORPORATION AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                      Three Months Ended
                                                          March 31,
                                                 -----------------------------
                                                    1997               1996
                                                 -----------       -----------
Net Sales                                        $29,606,328       $29,502,257

Cost of Sales                                    (23,821,281)      (23,570,638)
                                                 -----------       -----------

  Gross Profit                                     5,785,047         5,931,619

Selling and Administrative Expense                (3,809,225)       (3,617,600)

Equity in Earnings of Partnership                    255,931           175,183
                                                 -----------       -----------

  Operating Earnings                               2,231,753         2,489,202

Interest Expense - Net                              (374,722)         (402,311)
                                                 -----------       -----------

  Earnings Before Income Taxes                     1,857,031         2,086,891

Provision for Income Taxes                          (752,149)         (845,063)
                                                 -----------       -----------

  Net Earnings                                   $ 1,104,882       $ 1,241,828
                                                 ===========       ===========

Per Common and Common Equivalent
  Share Amounts:

Net Earnings                                     $       .23       $       .26
                                                 ===========       ===========

Weighted Average Common Shares
Outstanding and Equivalents                        4,876,716         4,823,070
                                                 ===========       ===========

Cash Dividends Declared and Paid                 $       .08       $       .07
                                                 ===========       ===========

                    LINDBERG CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                        1997          1996
                                                     (Unaudited)
                                                     -----------   -----------
CURRENT ASSETS:
  Cash                                               $   301,952   $    51,992
  Accounts Receivable - Net                           16,176,783    15,419,945
  Inventories
    Raw Material                                       1,104,661       726,870
    Work in Process                                    2,286,685     1,753,574
    Finished Goods                                       515,961       541,064
  Prepaid and Refundable Income Taxes                  1,095,323     1,687,534
  Note Receivable                                      1,102,600     1,102,600
  Prepaid Expenses and Other Current Assets            4,014,153     4,745,419
                                                     -----------   -----------

    Total Current Assets                              26,598,118    26,028,998

PROPERTY AND EQUIPMENT:
  Cost                                               104,992,351   104,100,559
  Accumulated Depreciation                           (60,326,367)  (59,137,724)
                                                     -----------   -----------
Net Property and Equipment                            44,665,984    44,962,835

  Goodwill                                             2,946,397     2,973,212
  Investment in Partnership                            1,615,563     1,607,632
  Other Non-Current Assets                             2,526,019     2,521,855
                                                     -----------   -----------
TOTAL ASSETS                                         $78,352,081   $78,094,532
                                                     ===========   ===========
CURRENT LIABILITIES:
  Current Maturities on Long-Term Debt               $    56,695   $    53,565
  Note Payable                                           901,437       901,437
  Accounts Payable                                     5,084,384     5,553,376
  Accrued Expenses                                     5,587,982     6,104,228
                                                     -----------   -----------
Total Current Liabilities                             11,630,498    12,612,606

NON-CURRENT LIABILITIES:
  Deferred Income Taxes                                6,907,504     6,847,504
  Long-term Debt (less Current Maturities)            21,038,939    20,759,150
  Accrued Pension                                      3,108,490     3,148,114
  Other Non-Current Liabilities                        1,731,606     1,680,256
                                                     -----------   -----------
Total Non-Current Liabilities                         32,786,539    32,435,024

STOCKHOLDERS' EQUITY:
  Common Shares, $2.50 par value:                     14,183,493    14,183,493
   Authorized 12,000,000 shares in 1997 and
   1996. Issued 5,673,397 shares in 1997
   and 1996
  Additional Paid-In Capital                           1,514,798     1,493,406
  Retained Earnings                                   23,374,966    22,652,574
  Treasury Shares (868,706 in 1997
   and 894,256 in 1996), at Cost                      (4,910,293)   (5,054,651)
  Underfunded Pension Liability Adjustment              (227,920)     (227,920)
                                                     -----------   -----------
Total Stockholders' Equity                            33,935,044    33,046,902
                                                     -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $78,352,081   $78,094,532
                                                     ===========   ===========


                    LINDBERG CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                         Three Months Ended
INCREASE (DECREASE) IN CASH                                   March 31,
                                                       -----------------------
                                                          1997         1996
                                                       ----------   ----------
Cash Flows from Operating Activities:
Net Earnings                                           $1,104,882   $1,241,828
Adjustments to Reconcile Net Earnings
 to Net Cash Provided by
 Operating Activities:
Depreciation                                            1,409,685    1,371,130
Equity Earnings, Net of Cash Distributions                 (7,931)    (175,183)
Increase in Deferred Taxes                                 60,000       60,000
Change in Assets and Liabilities                         (427,336)    (963,576)
                                                       ----------   ----------
  Total Adjustments to Reconcile Net
   Earnings to Net Cash Provided by
   Operating Activities                                 1,034,418      292,371
                                                       ----------   ----------

  Net Cash Provided by Operating Activities             2,139,300    1,534,199

Cash Flows from Investing Activities:
Capital Expenditures                                   (1,789,768)  (1,835,738)
                                                       ----------   ----------

  Net Cash Used in Investing Activities                (1,789,768)  (1,835,738)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreement           300,000      600,000
Payments of Capital Lease Obligations                     (17,081)     (39,603)
Dividends Paid                                           (382,491)    (331,329)
                                                       ----------   ----------
  Net Cash Provided by (Used in)
   Financing Activities                                   (99,572)     229,068

Net Increase (Decrease) in Cash                           249,960      (72,471)
Cash at Beginning of Period                                51,992      200,171
                                                       ----------   ----------
Cash at End of Period                                  $  301,952   $  127,700
                                                       ==========   ==========
Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                        $  213,195   $  239,791
  Income Taxes Paid - Net of Refunds                       99,938      546,321


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

          Statements for the three month periods ended March 31, 1997 and March 31, 1996 reflect, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2 No material changes have occurred with respect to the Company's contingent liabilities outlined in the Company's 1996 10-K through the date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION:

For the three month period ended March 31, 1997, the Company's total debt increased by 1% to $22.0 million from $21.7 million at year-end 1996. The slight increase in borrowing levels was essentially offset by an increase in cash balances at the close of the first quarter of 1997. Therefore, the Company was neutral from a cash flow standpoint during the first three months of the year.

Capital expenditures in the first quarter of 1997 of $1.8 million approximated the level of spending in the same period of last year. The Company anticipates that capital investments for the full year 1997 will total about $8.0 million, excluding amounts required to fund any acquisitions that may develop.

On January 25, 1997, the Board of Directors declared a cash dividend of $.08 on each share of the Company's common stock, payable March 3, 1997 to stockholders of record at the close of business on February 10, 1997. The per share dividends paid required a total cash funding outlay of $382,000. These compared to a cash dividend of $.07 per share, or a total cash outlay of $331,000, in the first quarter of 1996.

The Company believes that its borrowing capacity and funds generated through operations will be sufficient to meet currently foreseen capital investment and working capital needs in support of existing business for the balance of 1997 and in the longer term.

OF RESULTS OF OPERATIONS:

Quarter ended March 31, 1997 and 1996:

Sales for the quarter ended March 31, 1997 were $29.6 million, essentially level with the $29.5 million recorded in the same period of the prior year. While overall sales reflected little change, results by business segment were mixed with higher revenues within the Heat Treating segment being offset by lower sales from Precision Products businesses. Revenues from the Heat Treating segment grew to 69% of total revenues for the first quarter of 1997 versus 60% a year ago.

Sales increased within the Heat Treating segment due to a majority of divisions
- particularly those in the Midwest and those serving aerospace customers - experiencing increased customer order activity, higher sales related to SP2000 projects and the acquisition of one heat treating facility in May 1996. Precision Products segment sales were lower during the first quarter of this year, with the Company's Impact Industries division reporting the largest shortfall. The sale of a wire belting product line in December 1996 contributed to a lesser degree to the reduction in year-to-year sales of the latter segment.

Net earnings for the first three months of 1997 were $1.1 million, or $.23 per share, as compared to $1.2 million, or $.26 per share, for the first quarter of 1996. This overall $0.1 million, or 11%, decline in net earnings resulted from lower Precision Products segment results more than offsetting operating earnings improvement from Heat Treating operations. For the 1997 period, in total, the Company's Precision Products operations recorded an operating loss of $466,000 - chiefly due to weakness at Impact Industries.

The Company anticipates that the first quarter 1997 results at the Impact Industries division - weakness in sales and an operating loss - will take some time to be corrected. Management continues to focus marketing efforts at capturing new business which will best fit with the facility's production capabilities and strengths in order to enhance sales and overall margins. At the same time, cost reductions have been made and will continue to be pursued to lower the division's cost structure in the near term given present revenue levels.

PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits Required by Item 601 of Regulation S-K - Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto at page 11 and which is incorporated herein by reference.

         (b)  Reports on Form 8-K -   There were no reports on Form 8-K filed
                                      in the three months ended March 31, 1997.

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
                                              Stephen S. Penley
                                              Senior Vice President
                                              and Chief Financial Officer









Dated: May 9, 1997

                             LINDBERG CORPORATION
                        Quarterly Report on Form 10-Q
                     for the Quarter Ended March 31, 1997

                                Exhibit Index


Number and Description of Exhibit

  11.    Statement re computation of per share earnings        Attached


  27.    Financial Data Schedule Attached                      Attached