Form 10-Q
period 1997-06-30
LINDBERG CORP /DE/
filed 1997-08-14
CIK 59593

------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.    20549

                                      FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended June 30, 1997

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

     The number of shares of the Registrant's Common Stock outstanding as of August 8, 1997 was: 4,808,966.

                     LINDBERG CORPORATION AND SUBSIDIARY

                              TABLE OF CONTENTS



           Part I  Financial Information:                          Page No.
                                                                   --------
  Item 1.  Consolidated Statements of Earnings - Three Months
             and Six Months Ended June 30, 1997 and 1996.............  3

           Consolidated Balance Sheets - As of June 30, 1997 and
             December 31, 1996.......................................  4

           Consolidated Statements of Cash Flows - Six Months
             Ended June 30, 1997 and 1996............................  5

           Notes to the Consolidated Financial Statements ...........  6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ....................  7


           Part II  Other Information:

  Item 4.  Submission of Matters to a Vote of Security Holders ...... 10

  Item 6.  Exhibits and Reports on Form 8-K ......................... 10

           Signatures ............................................... 11

           Exhibit Index ............................................ 12

                         LINDBERG CORPORATION AND SUBSIDIARY
                              PART I FINANCIAL INFORMATION
                         CONSOLIDATED STATEMENTS OF EARNINGS
                                      (UNAUDITED)

                            Three Months Ended        Six Months Ended
                                 June 30,                  June 30,
                         ------------------------  ------------------------
                            1997         1996         1997         1996
                         -----------  -----------  -----------  -----------
Net Sales                $29,939,486  $30,338,754  $59,545,814  $59,841,011
Cost of Sales            (23,413,713) (23,942,932) (47,234,994) (47,513,570)
                         -----------  -----------  -----------  -----------
  Gross Profit             6,525,773    6,395,822   12,310,820   12,327,441

Selling and
Administrative Expenses   (3,687,058)  (3,737,659)  (7,496,283)  (7,355,259)
Equity in Earnings of
Partnership                  574,815      215,176      830,746      390,359
                         -----------  -----------  -----------  -----------
  Operating Earnings       3,413,530    2,873,339    5,645,283    5,362,541

Interest Expense - Net      (378,268)    (397,321)    (752,990)    (799,632)
                         -----------  -----------  -----------  -----------
  Earnings Before
  Income Taxes             3,035,262    2,476,018    4,892,293    4,562,909

Provision for
Income Taxes              (1,229,123)  (1,002,790)  (1,981,272)  (1,847,853)
                         -----------  -----------  -----------  -----------
  Net Earnings           $ 1,806,139  $ 1,473,228  $ 2,911,021  $ 2,715,056
                         ===========  ===========  ===========  ===========

Per Common and
Common Equivalent
Share Amounts:

Net Earnings             $       .37  $       .30  $       .60  $       .56
                         ===========  ===========  ===========  ===========
Weighted Average
Common Shares
Outstanding and
Equivalents                4,889,819    4,880,968    4,882,710    4,854,880
                         ===========  ===========  ===========  ===========
Cash Dividends
Declared and Paid        $       .08  $       .07  $       .16  $       .14
                         ===========  ===========  ===========  ===========

                                 LINDBERG CORPORATION AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS

                                                   June 30,    December 31,
                                                     1997         1996
                                                 (Unaudited)
                                                 -----------   -----------
CURRENT ASSETS:
  Cash                                           $   235,644   $    51,992
  Accounts Receivable - Net                       15,394,737    15,419,945
  Inventories
    Raw Material                                   1,063,950       726,870
    Work in Process                                2,201,718     1,753,574
    Finished Goods                                   552,274       541,064
  Prepaid and Refundable Income Taxes              1,691,078     1,687,534
  Note Receivable                                         --     1,102,600
  Prepaid Expenses and Other Current Assets        4,012,320     4,745,419
                                                 -----------   -----------
    Total Current Assets                          25,151,721    26,028,998

PROPERTY AND EQUIPMENT:
  Cost                                           105,469,666   104,100,559
  Accumulated Depreciation                       (59,943,919)  (59,137,724)
                                                 -----------   -----------
    Net Property and Equipment                    45,525,747    44,962,835

  Goodwill                                         2,919,582     2,973,212
  Investment in Partnership                        1,910,378     1,607,632
  Other Non-Current Assets                         2,531,032     2,521,855
                                                 -----------   -----------
TOTAL ASSETS                                     $78,038,460   $78,094,532
                                                 ===========   ===========

CURRENT LIABILITIES:
  Current Maturities on Long-Term Debt           $    51,428   $    53,565
  Note Payable                                            --       901,437
  Accounts Payable                                 4,989,971     5,553,376
  Accrued Expenses                                 5,762,514     6,104,228
                                                 -----------   -----------
    Total Current Liabilities                     10,803,913    12,612,606

NON-CURRENT LIABILITIES:
  Deferred Income Taxes                            6,967,504     6,847,504
  Long-term Debt (less Current Maturities)        20,026,773    20,759,150
  Accrued Pension                                  3,071,511     3,148,114
  Other Non-Current Liabilities                    1,800,566     1,680,256
                                                 -----------   -----------
    Total Non-Current Liabilities                 31,866,354    32,435,024

STOCKHOLDERS' EQUITY:
  Common Shares, $2.50 par value:                 14,183,493    14,183,493
   Authorized 12,000,000 shares in 1997 and
   1996. Issued 5,673,397 shares in 1997
   and 1996
  Additional Paid-In Capital                       1,512,120     1,493,406
  Retained Earnings                               24,796,527    22,652,574
  Treasury Shares (866,181 in 1997
   and 894,256 in 1996), at Cost                  (4,896,027)   (5,054,651)
  Underfunded Pension Liability Adjustment          (227,920)     (227,920)
                                                 -----------   -----------
    Total Stockholders' Equity                    35,368,193    33,046,902
                                                 -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $78,038,460   $78,094,532
                                                 ===========   ===========

                        LINDBERG CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                    Six Months Ended
INCREASE (DECREASE) IN CASH                               June 30,
                                                 --------------------------
                                                     1997           1996
                                                 -----------   ------------
Cash Flows from Operating Activities:
Net Earnings                                     $ 2,911,021   $ 2,715,056
Adjustments to Reconcile Net Earnings
 to Net Cash Provided by (Used in)
 Operating Activities:
Depreciation                                       2,837,036     2,760,184
Increase in Deferred Taxes                           120,000       120,000
Change in Assets and Liabilities                    (306,484)   (1,706,264)
                                                 -----------   -----------
Total Adjustments to Reconcile Net Earnings
 to Net Cash Provided by Operating Activities      2,650,552     1,173,920
                                                 -----------   -----------
  Net Cash Provided by Operating Activities        5,561,573     3,888,976

Cash Flows from Investing Activities:
Capital Expenditures                              (4,077,501)   (3,537,639)
Proceeds from Notes Receivable for
 Sale of Wire Belt Operation                       1,102,600            --
Payment for Purchase of Vac-Hyd                           --    (2,370,000)
                                                 -----------   -----------
  Net Cash Used in Investing Activities           (2,974,901)   (5,907,639)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreement     (700,000)    1,700,000
Note Payable for Purchase of Vac-Hyd                (901,437)      970,000
Payments of Capital Lease Obligations                (34,514)      (55,634)
Dividends Paid                                      (767,069)     (663,819)
                                                 -----------   -----------
  Net Cash Provided by (Used in)
  Financing Activities                            (2,403,020)    1,950,547

Net Increase (Decrease) in Cash                      183,652       (68,116)
Cash at Beginning of Period                           51,992       200,171
                                                 -----------   -----------
Cash at End of Period                            $   235,644   $   132,055
                                                 ===========   ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                  $   836,762   $   802,967
  Income Taxes Paid - Net of Refunds               1,864,816     2,202,319


                      LINDBERG CORPORATION AND SUBSIDIARY


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

          Statements for the three month and six month periods ended June 30, 1997 and June 30, 1996 reflect, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2 No material changes have occurred with respect to the Company's contingent liabilities outlined in the Company's 1996 10-K through the date of this report.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION:

At June 30, 1997, the Company's total debt was $20.1 million, $1.9 million below the $22.0 that was outstanding as of the quarter ended March 31, 1997. In concert with the reduced debt level, the ratio of total debt to capitalization was lowered to 36% at the close of the second quarter of this year from 39% at the end of the prior quarter. Borrowing levels decreased in the second quarter from cash generated through operations and the receipt of $1.1 million due as final payment from the sale of a wire-belting product line in 1996.

Capital expenditures for the first six months of 1997 were $4.1 million, 15% above the $3.5 million recorded for the same period in 1996. The spending in 1997 was chiefly for projects related to sales expansion opportunities within the Heat Treating business segment, including furnaces for existing facilities as well as equipment for new Strategic Partnership 2000 programs. The Company currently estimates that capital investments for the full year 1997 will total about $9.0 million, excluding amounts required to fund any acquisitions that may develop during the year.

On April 25, 1997, the Board of Directors declared a cash dividend of $.08 on each share of the Company's common stock, payable on June 1, 1997. The total cash dividends paid on the latter date were $385,000, bringing to $767,000 the total cash outlay for dividends to shareholders in the first six months of 1997. The six month figure for this year was 16% above the $664,000 paid out for the same period in 1996, due primarily to an increase in the quarterly dividend rate in October 1996 to $.08 per share from $.07 per share.

The Company believes that its borrowing capacity and funds generated through operations will be sufficient to meet currently foreseen capital investment and working capital needs in support of existing businesses for the balance of 1997 and in the longer term.

OF RESULTS OF OPERATIONS:

Quarter ended June 30, 1997 and 1996

Sales for the quarter ended June 30, 1997 were $29.9 million, down $400,000, or 1%, from $30.3 million in the same period in 1996. While total sales declined slightly, results within the Company's two business segments varied. Revenues for the Heat Treating segment increased by 12% for the quarter in comparison to the second quarter of 1996, but that increase was more than offset by reduced sales from the Precision Products segment. For the second quarter of 1997, Heat Treating revenues were 68% of total revenues as compared to 60% in the same quarter of last year.

Sales increased within the Heat Treating segment as a majority of the Company's divisions, particularly those serving aerospace markets, continued to experience strong demand from customers as had been the case during the first three months of 1997. Revenues declined in the Precision Products segment due chiefly to weakness at the Company's Impact Industries division, which resulted from a softening in orders from certain customers and the loss of parts produced in 1996 which were not replaced due to model changeover issues.

The Company's overall gross profit percentage rose to 21.8% in the second quarter of 1997 as compared to 21.1% in the same 1996 period. This resulted mainly from the increase in higher margin heat treating sales as a percentage of total Company sales.

Operating earnings, overall, improved to $3.4 million in the second quarter of 1997 from $2.9 million in the same period of 1996. By segment, operating earnings improvement within the Heat Treating segment was offset to a degree by lower earnings from Precision Products operations, which recorded an overall operating loss of $141,000 for the second quarter of this year. Contributing to operating earnings within the Heat Treating segment in the second quarter of 1997 was the increase in equity earnings from a heat treating partnership to $575,000 this year versus $215,000 in the second quarter of 1996. The Company maintains a 50% partnership interest in this heat treating operation which services aerospace and other customers.

Overall, reflecting the above issues, net earnings in the second quarter of 1997 of $1.8 million, or $.37 per share, increased from $1.5 million, or $.30 per share in the same three month period of 1996.


Six Months Ended June 30, 1997 and 1996

Sales for the first six months of 1997 were $59.5 million, essentially level with the $59.8 million reported for the same period last year. While overall sales were largely unchanged, a sales increase within the Heat Treating business segment was offset by reduced sales from Precision Products operations. The latter segment reported lower sales thus far in 1997 in comparison to the same period of the prior year as a result primarily of reduced revenues at the Company's Impact Industries division. To a lesser degree, the sale of a wire-belting product line in December 1996 also contributed to the year-over-year sales decline within the Precision Products segment.

The gross profit percentage for the 1997 six month period was 21%, unchanged from the same period in 1996, as increased heat treating margins on higher sales were offset by a reduced gross profit percentage overall from Precision Products operations, which experienced a 16% sales decline in comparison to the prior year excluding the effect of the sale of a wire-belting product line in December 1996.

For the first six months of 1997, the Company recorded $831,000 in equity earnings from its 50% interest in a heat treating partnership, more than double the $390,000 reported last year. This operation has seen steady growth in its revenues, in part due to its heat treating and forming of products for the aerospace industry which has been a strong growth market over the last several months.

For the first six months of 1997, net earnings of $2.9 million, or $.60 per share, was ahead of the $2.7 million, or $.56 per share, reported for the same period in 1996 primarily reflecting the above issues.

Subsequent Event

On July 31, 1997, the Company acquired all of the outstanding common stock of TiCorm, Inc. for $3.8 million, which included cash and notes payable. TiCorm is a heat treating and forming facility located in the Los Angeles area, with annual sales in its latest fiscal year of approximately $4.0 million.

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (b) At the annual meeting of stockholders of the Company held on April 25, 1997, the board's two nominees for Class III directors were re-elected, receiving the following votes:

                                   Votes for           Authority Withheld
                                   ---------------     ------------------
              J. W. Puth           4,321,219           219,712
              L. G. Thompson       4,321,519           219,412

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits Required by Item 601 of Regulation S-K - Exhibits required by Item 601 of Regulation S-K are listed in the
              Exhibit Index which is attached hereto at page 12 and which is incorporated herein by reference.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed in the three months ended June 30, 1997.

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
                                                Stephen S. Penley
                                                Senior Vice President
                                                and Chief Financial Officer




  Dated: August 8, 1997

                                LINDBERG CORPORATION
                          Quarterly Report on Form 10-Q
                       for the Quarter Ended June 30, 1997

                                  Exhibit Index


     Number and Description of Exhibit

       11.  Statement recomputation of per share earnings      Attached

       27.  Financial Data Schedule                            Attached