Form 10-Q
period 1997-09-30
LINDBERG CORP /DE/
filed 1997-11-14
CIK 59593

-------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.    20549

                                FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the quarter ended September 30, 1997

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


                     Yes    X            No
                          ------       ------

The number of shares of the Registrant's Common Stock outstanding as of November 10, 1997 was: 4,833,766.

                    LINDBERG CORPORATION AND SUBSIDIARIES

                              TABLE OF CONTENTS



         Part I  Financial Information:                           Page No.
                                                                  --------
Item 1.  Consolidated Statements of Earnings - Three Months
           and Nine Months Ended September 30, 1997 and 1996.......  3

         Consolidated Balance Sheets - As of September 30, 1997 and
           December 31, 1996.......................................  4

         Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 1997 and 1996.......................  5

         Notes to the Consolidated Financial Statements ...........  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ....................  7


         Part II  Other Information:

Item 6.  Exhibits and Reports on Form 8-K ......................... 10

         Signatures ............................................... 11

         Exhibit Index ............................................ 12

                     LINDBERG CORPORATION AND SUBSIDIARIES
                          PART I FINANCIAL INFORMATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                         ------------------------  ------------------------
                            1997         1996         1997         1996
                         -----------  -----------  -----------  -----------
Net Sales                $29,125,180  $26,759,194  $88,670,994  $86,600,205
Cost of Sales            (23,515,456) (21,210,418) (70,781,450) (68,723,988)
                         -----------  -----------  -----------  -----------
  Gross Profit             5,609,724    5,548,776   17,889,544   17,876,217

Selling and
Administrative Expenses   (3,567,593)  (3,609,972) (11,032,876) (10,965,231)
Equity in Earnings of
Partnership                  605,582      262,238    1,436,328      652,597
                         -----------  -----------  -----------  -----------
  Operating Earnings       2,647,713    2,201,042    8,292,996    7,563,583

Interest Expense - Net      (390,510)    (406,016)  (1,143,500)  (1,205,648)
                         -----------  -----------  -----------  -----------
  Earnings Before
  Income Taxes             2,257,203    1,795,026    7,149,496    6,357,935

Provision for
Income Taxes                (908,920)    (726,965)  (2,890,192)  (2,574,818)
                         -----------  -----------  -----------  -----------
  Net Earnings           $ 1,348,283  $ 1,068,061  $ 4,259,304  $ 3,783,117
                         ===========  ===========  ===========  ===========
Primary Earnings
Per Share                $       .27  $       .22  $       .87  $       .78
                         ===========  ===========  ===========  ===========
Fully-Diluted Earnings
Per Share                $       .27  $       .22  $       .86  $       .77
                         ===========  ===========  ===========  ===========

Weighted Average
Shares Outstanding
and Equivalents:
Primary                  $ 4,940,781  $ 4,879,593  $ 4,898,043  $ 4,852,895
                         ===========  ===========  ===========  ===========

Fully-Diluted            $ 4,969,814  $ 4,897,951  $ 4,962,095  $ 4,883,535
                         ===========  ===========  ===========  ===========
Cash Dividends
Declared and Paid        $       .08  $       .07  $       .24  $       .21
                         ===========  ===========  ===========  ===========

                     LINDBERG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                September 30,  December 31,
                                                     1997         1996
                                                 (Unaudited)
                                                 -----------   -----------
CURRENT ASSETS:
  Cash                                           $   117,949   $    51,992
  Accounts Receivable - Net                       16,819,983    15,419,945
  Inventories
    Raw Material                                   1,179,152       726,870
    Work in Process                                2,366,319     1,753,574
    Finished Goods                                   599,026       541,064
  Prepaid and Refundable Income Taxes              1,580,516     1,687,534
  Note Receivable                                         --     1,102,600
  Prepaid Expenses and Other Current Assets        3,572,409     4,745,419
                                                 -----------   -----------
    Total Current Assets                          26,235,354    26,028,998
PROPERTY AND EQUIPMENT:
  Cost                                           109,927,228   104,100,559
  Accumulated Depreciation                       (61,270,772)  (59,137,724)
                                                 -----------   -----------
    Net Property and Equipment                    48,656,456    44,962,835

  Goodwill                                         5,235,789     2,973,212
  Investment in Partnership                        2,095,960     1,607,632
  Other Non-Current Assets                         2,538,960     2,521,855
                                                 -----------   -----------
TOTAL ASSETS                                     $84,762,519   $78,094,532
                                                 ===========   ===========

CURRENT LIABILITIES:
  Current Maturities on Long-Term Debt           $    49,780   $    53,565
  Notes Payable                                    1,900,000       901,437
  Accounts Payable                                 6,106,423     5,553,376
  Accrued Expenses                                 6,562,512     6,104,228
                                                 -----------   -----------
    Total Current Liabilities                     14,618,715    12,612,606

NON-CURRENT LIABILITIES:
  Deferred Income Taxes                            7,027,504     6,847,504
  Long-term Debt (less Current Maturities)        21,514,343    20,759,150
  Accrued Pension                                  3,031,649     3,148,114
  Other Non-Current Liabilities                    2,220,550     1,680,256
                                                 -----------   -----------
    Total Non-Current Liabilities                 33,794,046    32,435,024

STOCKHOLDERS' EQUITY:
  Common Shares, $2.50 par value:                 14,183,493    14,183,493
   Authorized 12,000,000 shares in 1997 and
   1996. Issued 5,673,397 shares in 1997
   and 1996
  Additional Paid-In Capital                       1,508,932     1,493,406
  Retained Earnings                               25,760,093    22,652,574
  Treasury Shares (862,431 in 1997
   and 894,256 in 1996), at Cost                  (4,874,840)   (5,054,651)
  Underfunded Pension Liability Adjustment          (227,920)     (227,920)
    Total Stockholders' Equity                    36,349,758    33,046,902
                                                 -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $84,762,519   $78,094,532
                                                 ===========   ===========

                    LINDBERG CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                    Nine Months Ended
INCREASE (DECREASE) IN CASH                           September 30,
                                                 --------------------------
                                                     1997          1996
                                                 ------------   -----------
Cash Flows from Operating Activities:
Net Earnings                                     $  4,259,304   $ 3,783,117
Adjustments to Reconcile Net Earnings
 to Net Cash Provided by (Used in)
 Operating Activities:
Depreciation                                        4,342,662     4,188,091
Increase in Deferred Taxes                            180,000       180,000
Change in Assets and Liabilities                      844,921    (2,607,167)
                                                 ------------   -----------
Total Adjustments to Reconcile Net Earnings
 to Net Cash Provided by Operating Activities       5,367,583     1,760,924
                                                 ------------   -----------
  Net Cash Provided by Operating Activities         9,626,887     5,544,041

Cash Flows from Investing Activities:
Capital Expenditures                               (7,415,088)   (5,337,497)
Proceeds from Note Receivable for
 Sale of Wire Belt Operation                        1,102,600            --
Increase in Investment of Thixomat, Inc.              (46,627)           --
Payment for Purchase of Vac-Hyd                            --    (2,370,000)
Payment for Purchase of Ticorm                     (3,800,000)           --
                                                 ------------   -----------
  Net Cash Used in Investing Activities           (10,159,115)   (7,707,497)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreement       800,000     2,100,000
Note Payable for Purchase of Vac-Hyd                 (901,437)      970,000
Note Payable for Purchase of Ticorm                 1,900,000            --
Payments of Capital Lease Obligations                 (48,592)      (72,025)
Dividends Paid                                     (1,151,786)     (996,976)
                                                 ------------   -----------
  Net Cash Provided by Financing Activities           598,185     2,000,999

Net Increase (Decrease) in Cash                        65,957      (162,457)
Cash at Beginning of Period                            51,992       200,171
                                                 ------------   -----------
Cash at End of Period                            $    117,949   $    37,714
                                                 ============   ===========

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                  $  1,032,721   $ 1,062,037
  Income Taxes Paid - Net of Refunds                2,599,094     2,584,357

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

          Statements for the three month and nine month periods ended September 30, 1997 and September 30, 1996 reflect, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2 No material changes have occurred with respect to the Company's contingent liabilities outlined in the Company's 1996 10-K through the date of this report.

NOTE 3 On July 31, 1997, the Company acquired all of the outstanding common stock of Ticorm, Inc. for $3.8 million, which included cash and notes payable. Ticorm is a heat treating and forming facility located in the Los Angeles area.

NOTE 4 On October 1, 1997, the Company acquired the remaining 50% share of its joint venture partnership - Alumatherm Heat Treating Company - from its partners. The purchase price for the buyout of the partners' interest was $13 million, and was funded with additional borrowings under the Company's revolving credit agreement and notes payable provided to the selling parties.

NOTE 5 On October 1, 1997, the Company amended its revolving credit agreement to expand its line of credit by $10 million, to $35 million, and to amend certain covenants contained therein. The agreement will expire in April 1999 unless renewed. The Company may choose from two interest rate alternatives - the bank's reference rate (prime rate) and a rate based on the Eurodollar. The revolving credit agreement contains various covenants which, among others, restrict the ability of the Company to pay dividends beyond certain limits and require the Company to meet certain financial ratios.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION:

          At September 30, 1997, the Company's total debt was $23.5 million, an increase of $3.4 million from $20.1 million outstanding as of June 30, 1997. The Company's total debt to capitalization ratio was 39% at the close of the third quarter in 1997 versus 36% at the end of the prior quarter.

          The level of debt increased in the quarter primarily as a result of the acquisition of Ticorm, Inc. ("Ticorm") on July 31, 1997 for a purchase price of $3.8 million, which was funded through additional borrowings under the Company's revolving credit agreement and notes payable provided to the selling parties. The effect of the purchase of Ticorm was offset to a degree by cash generated through operations during the period, which was used to repay debt.

          Capital expenditures for the first nine months of 1997 were $7.4 million, 39% above the $5.3 million recorded in the same period of 1996. The increase in spending in 1997 related primarily to the completion of equipment installation projects under the Company's Strategic Partnership 2000 facilities program and additional furnaces/equipment for expansion at certain heat treating divisions.

          On July 28, 1997, the Board of Directors declared a cash dividend of $.08 on each share of the Company's common stock, payable on September 10, 1997. The total cash dividends paid on the latter date were $385,000, bringing to $1.2 million the total cash outlay for dividends to stockholders in the first nine months of 1997. The nine month figure for this year was 16% above the $1.0 million paid out for the same period in 1996.

          The Company believes that its borrowing capacity and funds generated through operations will be sufficient to meet currently foreseen capital investment and working capital needs in support of existing businesses for the balance of 1997 and in the longer term.


          OF RESULTS OF OPERATIONS:

          Quarter ended September 30, 1997 and 1996

          Sales for the quarter ended September 30, 1997 were $29.1 million, up $2.4 million, or 9%, from $26.8 million for the same three month period in 1996. Sales within the Company's Heat Treating business segment rose by 14% in comparison to the third quarter of 1996, while Precision Products segment sales fell 3% in comparison to the third quarter of the prior year.

          Revenues rose within the Heat Treating segment due mainly to the acquisition of Ticorm on July 31, 1997, and the continued strength of many of the segment's served markets - particularly the commercial aerospace industry. Sales within the Precision Products segment overall were down slightly in comparison to the year-ago period due to the sale of a wire-belting product line in the fourth quarter of 1996, thereby eliminating those sales for 1997. Revenues of current Precision Products operations rose 13% this year versus the third quarter of 1996. For the third quarter of 1997, Heat Treating segment sales represented 72% of total Company sales.

          The Company's gross profit percentage in the third quarter of 1997 was 19.3% in comparison to 20.7% in the same period of 1996 as gross margins were lower within each segment for the period. However, an increase in the overall percentage of sales contributed by the higher margin Heat Treating segment in 1997 partially offset the overall effect of the reductions in each segment.

          Operating earnings for the Company improved to $2.6 million in the third quarter of 1997 from $2.2 million in the prior year. Operating earnings gains within the Heat Treating segment were offset somewhat by lower results from Precision Products businesses overall. During the 1997 quarter, the Precision Products segment recorded an operating loss of $374,000.

          Earnings from the Heat Treating segment improved in comparison to the third quarter of 1996 in part due to the gain in revenues experienced in the period. In addition, equity earnings from a heat treating partnership - Alumatherm Heat Treating Company ("Alumatherm") - increased to $606,000 from $262,000 in the year ago period, thereby enhancing the segment's results.

          Reflecting the above issues, net earnings in the third quarter of 1997 of $1.3 million, or $.27 per share, increased from $1.1 million, or $.22 per share, for the same three month period of 1996.

          Nine months ended September 30, 1997 and 1996

          Sales for the first nine months of 1997 were $88.7 million, up
          $2.1 million, or 2%, from $86.6 million for the same period of 1996. This overall increase in revenues reflects a 14% improvement within the Heat Treating business segment, partially offset by a 17% decline from Precision Products operations. For the nine month period, sales from the Heat Treating segment represented 70% of total Company sales.

          The decrease in Precision Products sales year-over-year related to reduced revenue at the Company's Impact Industries division, and to a lesser degree, from the sale of a wire-belting product line in December 1996, which thereby eliminated those revenues from 1997 results. Heat Treating segment revenues increased in comparison to the prior year due to continued strength in many of the segment's markets, higher sales from Strategic Partnership 2000 projects and the acquisition of Ticorm.

          The Company's overall gross profit percentage decreased slightly to 20.2% from 20.6% in the nine month 1996 period. A lower gross margin from the Precision Products segment was largely offset by the effect of a higher proportion of overall Company sales from the higher margin Heat Treating segment. Heat Treating segment gross margins were level year-to-year.

          Company operating earnings rose to $8.3 million for the first nine months of 1997 as compared to $7.6 million in the same nine month period of 1996. The 1997 results include $1.4 million in equity earnings from Alumatherm while $0.7 million was included for the same period of last year. On a year-to-date basis in 1997, the Precision Products business segment recorded an operating loss of $1.0 million, due largely to weak results at the segment's Impact Industries division.

          Net earnings of $4.3 million, or $.87 per share, improved from $3.8 million, or $.78 per share, in the first nine months of 1996.

          SUBSEQUENT EVENTS:

          On October 1, 1997, the Company acquired the remaining 50% share of its joint venture partnership - Alumatherm - from its partners. The purchase price for the buyout of the partners' interest was $13 million, and was funded with additional borrowings under the Company's revolving credit agreement and notes payable provided to the selling parties.

          Effective October 1, 1997, the Company's revolving credit agreement with its banks was amended to increase the total borrowing facility from $25 million to $35 million and to adjust certain loan covenants. At the close of October 1997, the Company had $17 million of available borrowing capacity under its amended revolving credit agreement.

          On October 20, 1997, the Company announced that it was evaluating strategic alternatives for all of its Precision Products segment businesses. The possibilities being considered include strategic partnerships, spinoff or sale.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits Required by Item 601 of Regulation S-K - Exhibits required by Item 601 of Regulation S-K are listed in the
              Exhibit Index which is attached hereto at page 12 and which is incorporated herein by reference.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed in the three months ended September 30, 1997.

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
                                                   Stephen S. Penley
                                                Senior Vice President
                                                and Chief Financial Officer
















  Dated: November 14, 1997

                      LINDBERG CORPORATION AND SUBSIDIARIES
                          Quarterly Report on Form 10-Q
                    for the Quarter Ended September 30, 1997

                                  Exhibit Index


  Number and Description of Exhibit
  ---------------------------------
    11.  Statement recomputation of per share earnings      Attached

    27.  Financial Data Schedule                            Attached