Form 10-K
period 1997-12-31
LINDBERG CORP /DE/
filed 1998-03-31
CIK 59593

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

           [x]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                     For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 10, 1998 was: $36,631,612.

The number of shares of the Registrant's Common Stock outstanding as of March 10, 1998 was: 4,845,481.

                      Documents Incorporated by Reference
                      -----------------------------------
Those sections or portions of the Registrant's 1997 Annual Report to Stockholders (the"Annual Report") and of the Registrant's definitive Proxy Statement for use in connection with its annual meeting of stockholders to be held on April 24, 1998 (the "Proxy Statement"), described in the cross reference sheet and attached hereto, are incorporated by reference into Parts I, II and III of this report.

                                Table of Contents
                                -----------------
Item Number and Caption                            Page
-----------------------                            ----
                                      PART I

Item 1   Business..............................    Annual Report, pp. 17-18, 23
                                                   (Notes 2, 3 and 13);
                                                   herein, pp. 4-6

Item 2   Properties............................    6-7

Item 3   Legal Proceedings.....................    Annual Report, pp. 21-22
                                                   (Note 10); herein, pp. 5-7

Item 4   Submission of Matters to a Vote
         of Security Holders...................    7

                                      PART II

Item 5   Market for the Registrant's
         Common Equity and Related
         Stockholder Matters...................    Annual Report, p. 25
                                                   "Stock Market Information"
                                                   and Annual Report, p. 19
                                                   (Note 5); herein, p. 7

Item 6   Selected Financial Data...............    Annual Report, p. 23
                                                   "Five-Year Financial Review";
                                                   herein, p. 7

Item 7   Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations.............    Annual Report, pp. 12-13
                                                   "Management's Discussion and
                                                   Analysis"; herein, p. 7

Item 7A  Quantitative and Qualitative
         Disclosures About Market Risk ........    7

Item 8   Financial Statements and
         Supplementary Data....................    Annual Report, pp. 14-23
                                                   "Consolidated Financial
                                                   Statements" and "Notes to
                                                   Consolidated Financial
                                                   Statements"; herein, p. 8

Item 9   Changes in and Disagreements
         with Accountants on Accounting
         and Financial Disclosure..............    8


Item Number and Caption                            Page
-----------------------                            ----
                                      PART III

Item 10  Directors and Executive Officers
         of the Registrant

         (a) Identification of directors........   Proxy Statement, pp. 1-3,
                                                   "The Election of Directors";
                                                   herein, p. 8

         (b) Identification of executive officers  8

Item 11  Executive Compensation.................   Proxy Statement, pp. 3-8,
                                                   "Executive Compensation";
                                                   herein, p. 8

Item 12  Security Ownership of Certain
         Beneficial Owners and Management.......   Proxy Statement, pp. 12-13,
                                                   "Stock Ownership";
                                                   herein, p. 8

Item 13  Certain Relationships and Related
         Transactions...........................   Proxy Statement, p. 2,
                                                   "The Election of Directors",
                                                   and p. 6, "Executive
                                                   Compensation - Compensation
                                                   Committee Interlocks and
                                                   Insider Participation";
                                                   herein, p. 9

                                      PART IV

Item 14  Exhibits, Financial Statement
         Schedules and Reports on Form 8-K......   9-12

Signatures......................................   13

Exhibit Index...................................   14-17

                                       Part I

"Safe Harbor" Statement: Statements contained herein that are not based on historical facts are forward-looking statements subject to uncertainties and risks including, but not limited to, product and service demand and acceptance; economic conditions; the impact of competition and pricing; capacity and supply constraints or difficulties; results of financing and acquisition efforts; regulatory and other legal issues; and other risks detailed in the Company's other Securities Exchange Commission filings.

Item 1.  Business
-------  --------

General development of business
-------------------------------

Lindberg Corporation (the "Company") was founded in 1922, and incorporated in Illinois in 1924. The first public offering of Company stock was held in 1959. In 1976, the Company changed its state of incorporation from Illinois to Delaware. Throughout its history, the Company has maintained a program of internal growth and outside acquisitions resulting in the 28 heat treating plants, located across the country, in operation currently. The Company is the largest commercial provider of heat treating in the nation.

On July 31, 1997, the Company acquired all of the outstanding shares of Ticorm, Inc. for $1.9 million of cash and $1.9 million of notes payable. On October 1, 1997, the Company acquired the remaining 50% share of its joint venture partnership - Alumatherm Heat Treating Company ("Alumatherm") - from its partners for $6.5 million of cash and $6.3 million of notes payable. Each of these acquired companies is in the heat treating business in the Los Angeles area. Cash payments made as part of each purchase were funded with additional borrowings under the Company's revolving credit agreement.

Subsequent to year-end, on January 16, 1998, the Company acquired all of the outstanding shares of Industrial Steel Treating Co. and, in a related transaction, all of the outstanding shares of Fabriform Metal Brazing, Inc. for approximately $11 million. Both companies are located in the Los Angeles area and primarily serve the aerospace market.

On December 22, 1997, the Board of Directors approved a plan to sell the Company's Precision Products business segment ("Precision Products"). Although difficult to predict, the Company expects to sell the segment during 1998. Precision Products is reported as discontinued operations, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. The Precision Products segment consists of two aluminum die casting facilities (Impact Industries, Inc. and Arrow-Acme Company) and one aluminum semi-permanent mold foundry (Harris Metals, Inc.).

At December 31, 1997, net assets of the discontinued operations of approximately $17.5 million consisted of $7.4 million of net current assets, $14.2 million of equipment and $2.6 million of other net assets, less the allowance for the estimated loss on disposal.

Narrative description of business
---------------------------------

The Company operates in the field of metallurgical products, providing customers with heat treating of metal, a process which improves mechanical properties, durability and wear resistance. While heat treating is offered through a range of processes, market needs historically have dictated a degree of specialization for most plants. Among the many heat treating processes offered are hardening and tempering, carburizing, nitriding, selective hardening, solution treating and aging, stress relieving, normalizing, brazing and other specialty processes. These products are provided to customers both with and without their own heat treating capabilities.

In addition to providing heat treating from its own plants, the Company also provides heat treating through its Strategic Partnership 2000, or SP 2000, program. The SP 2000 program allows the Company to provide heat treating to its SP 2000 customers, typically manufacturers with a significant requirement for heat treating, using dedicated equipment at either its own or its customers' facilities.

The Company's heat treating plants are each located in a major industrial area. The market for heat treating for any plant is largely confined to its local geographic area. Major industries served include agricultural and construction equipment, automotive/truck, aerospace, consumer products, defense, fabricated metal products, oil field machinery, tool and die and precision machined products. Parts processed for these industries include machined pieces, fasteners, forgings, castings and stampings made of nearly all types of ferrous and certain nonferrous metals, including aluminum and titanium. Because of the wide customer base served, the loss of a single customer or a few customers would not have a material adverse effect on the Company. No customer accounted for more than 10% of the Company's annual net sales in 1997.

Each plant has competition of varying degrees of intensity. Each competes in its market area on the basis of quality, reliable delivery and price. Plant management is largely responsible for its own pricing and cost control, and thus has the flexibility to respond to local area market conditions. There are competitors in particular localities larger than the Company's facility located therein. Some of these firms are divisions or subsidiaries of large companies and, therefore, have access to substantial resources. Competition also exists from captive heat treating facilities of manufacturing concerns, although the Company also considers such concerns as potential customers.

The basic raw material for the Company's heat treating is energy in the forms of natural gas and electricity. The Company has not experienced any material restrictions by its suppliers of these sources of energy.

The Company is party to various lawsuits and claims arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability resulting from these matters would not materially affect the financial condition or results of operations of the Company.

The Company employs some environmentally hazardous materials. The Company has made expenditures to comply with laws and regulations relating to the protection of the environment, including studies, investigations and remediation of ground contamination, and expects to make such expenditures in the future in its efforts to comply with existing and future requirements. While such expenditures to date have not materially affected the Company's capital expenditures, competitive position, financial condition or results of operations, there can be no assurance that more stringent regulation or enforcement in the future will not have such effects.

In some cases, the Company has notified state authorities of a possible need for remediation at sites it previously operated or currently operates. At all such sites costs which may be incurred are difficult to accurately predict until the level of contamination is determined, and would be subject to increase if more contamination is discovered during investigation or remediation or if state authorities require more remediation than anticipated. Such costs may be less if the contamination proves to be less than currently expected and to the extent costs are covered by insurance or are allocable to others.

The Company has also been notified by various state and federal governmental authorities that they believe it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at three waste disposal sites which were never owned or operated by the Company. The Company is participating in negotiations for settlement with the relevant authorities or other parties believed by the Company to be responsible for clean-up obligations and further believes its responsibility to be of a minor nature. Management believes that the ultimate outcome will not have a material effect on the Company's financial condition or results of operations.

At December 31, 1997, the Company had reserves of approximately $900,000 to cover future anticipated costs. The Company has estimated a range of costs in establishing these reserves. Such reserves give no effect to possible recoveries from insurers or other potentially responsible parties nor do they reflect any discount for the several years over which investigation or remediation amounts may be paid out.

The Company operates with a limited backlog due to the nature of its businesses. Customer produced parts are processed on a very short turnaround basis; therefore, backlog in facilities is generally estimated to be less than one week.

At December 31, 1997, the Company had 975 employees within its continuing operations, as compared to 667 as of December 31, 1996. Of these employees, 190 were covered by collective bargaining agreements. Four agreements (negotiations in connection with two of such agreements are substantially complete), covering 111 employees, will expire during 1998.

The Company is a minority stockholder in a consortium of five industrial partners called Thixomat, Inc. This company was formed in 1989 to promote and commercialize a new metal parts casting technology called ThixomoldingTM. This process is expected to reduce energy and material consumption while yielding higher production rates and closer tolerances of metal castings. The Company employs the ThixomoldingTM process at its THX Molding division which produces magnesium parts.

Item 2.  Properties
-------  ----------


The principal plants of the Company are as follows:

                                                 Leased
Location                                         or Owned
--------                                         --------
Compton, CA                                      Leased
Garden Grove, CA                                 Leased
Gardena, CA                                      Leased
Los Angeles, CA                                  Owned
Paramount, CA                                    Leased
Santa Fe Springs, CA                             Leased
Westminster, CA                                  Owned
Berlin, CT                                       Owned
Waterbury, CT                                    Leased
Melrose Park, IL                                 Owned
Wichita, KS                                      Leased
Worcester, MA                                    Owned
Lansing, MI                                      Owned
Minneapolis, MN                                  Leased
St. Louis, MO                                    Owned
Rochester, NY                                    Leased
Solon, OH                                        Owned
Tulsa, OK                                        Owned
Houston, TX                                      Owned
New Berlin, WI                                   Owned
Racine, WI                                       Owned


The Company also occupies building space at certain of its customers' locations related to the Company's SP 2000 program. The Company's corporate office is located in Rosemont, Illinois and is a leased building.

The Company's facilities are suitable for their respective uses and are, in general, adequate for the Company's current needs. All facilities serve largely localized markets and customers. Those providing products in markets where economic activity is strong at any particular time operate at relatively high levels of plant utilization. The Company believes that it has sufficient capacity at its current facilities to absorb additional workloads at any reasonably anticipatable levels.

Item 3.  Legal Proceedings
-------  -----------------

         Incorporated by reference to pages 21-22 of the Annual Report - Note 10 to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None

         Executive Officers of the Registrant
         ------------------------------------

         Information regarding the executive officers of the Registrant is contained in Part III of this report, Item 10(b), and is incorporated by reference into Part I of this report in reliance on General Instruction G(3) to Form 10-K.


                                       PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters
-------  -----------------------------------------------------

         Incorporated by reference to page 25 of the Annual Report, section entitled "Stock Market Information" and to page 19 of the Annual Report - Note 5 to the Consolidated Financial Statements. As of March 10, 1998, the Company had 464 stockholders of record.

Item 6.  Selected Financial Data
-------  -----------------------

         Incorporated by reference to page 23 of the Annual Report, section entitled "Five-Year Financial Review."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  -----------------------------------------------------------

         Incorporated by reference to pages 12-13 of the Annual Report, section entitled "Management's Discussion and Analysis."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------- ----------------------------------------------------------

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         Incorporated by reference to pages 14-23 of the Annual Report, section entitled "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------  -----------------------------------------------------------

         None


                                       PART III

Item 10. Directors and Executive Officers of the Registrant
-------- --------------------------------------------------
         (a)  Identification of Directors
              ---------------------------
              Incorporated by reference to pages 1-3 of the Proxy Statement, section entitled "The Election of Directors."

         (b)  Identification of Executive Officers
              ------------------------------------

N a m e               A g e         P o s i t i o n
-------               -----         ---------------
Leo G. Thompson       57            President (since October 1987) and Chief
                                    Executive Officer (since January 1991).

Stephen S. Penley     48            Chief Financial Officer (since January
                                    1989), Senior Vice President (since July
                                    1993), Secretary (since October 1990);
                                    formerly Treasurer (January 1989 to July
                                    1996), Vice President (from January 1989
                                    to July 1993).

Michael W. Nelson     50            Senior Group Vice President (since March
                                    1998); formerly Senior Vice President and
                                    President of Heat Treat Operations (July
                                    1993 to March 1998), Vice President -
                                    Central Region (from July 1990 to June
                                    1993).

Executive Officers of the Company are elected annually by the Board of Directors of the Company in April.

Item 11.  Executive Compensation
--------  ----------------------

          Incorporated by reference to pages 3-8 of the Proxy Statement, section entitled "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

          Incorporated by reference to pages 12-13 of the Proxy Statement, section entitled "Stock Ownership."

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          Incorporated by reference to page 2 of the Proxy Statement, section entitled "The Election of Directors", and to page 6, section entitled "Executive Compensation - Compensation Committee Interlocks and Insider Participation."


                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

(a)  Certain Documents Filed as Part of this report     Page or Reference (1)
     ----------------------------------------------     ---------------------

     1.  Financial Statements
     ------------------------

     Consolidated Statements of Earnings and
     Stockholders' Equity for the years ended
     December 31, 1997, 1996 and 1995 ..............    Annual Report, p. 14

     Consolidated Balance Sheets as of
     December 31, 1997 and 1996 ....................    Annual Report, p. 15

     Consolidated Statements of Cash Flows for
     the years ended December 31, 1997, 1996
     and 1995 ......................................    Annual Report, p. 16

     Notes to Consolidated Financial Statements ....    Annual Report, p. 17-23

     Report of Independent Public Accountants ......    Annual Report, p. 24

     2.  Financial Statement Schedule (2)
     --------------------------------------

     II.  Valuation and Qualifying Accounts
          and Reserves .............................    11

     Report of Independent Public Accountants
     on Schedule ...................................    12





--------------------------
1) Matters incorporated by reference from the Lindberg Corporation 1997 Annual Report.

2) Schedules other than that listed above are omitted for the reason that they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.
                                      -9-

(b)  Reports on Form 8-K.
     --------------------
     The following Form 8-K was filed during the quarter ended
     December 31, 1997:

     The acquisition, on October 1, 1997, of the remaining 50% partnership interest in a California general partnership engaged in the business of aluminum and titanium heat treating from Aerospace Aluminum Heat Treating Company and Alta Canada Corporation was reported under Item 2 of Form 8-K. In accordance with Form 8-K requirements, no financial statements were filed with this Form 8-K.

(c)  Exhibits Required by Item 601 of Regulation S-K.
     ------------------------------------------------
     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto at pages 14-17 and which is incorporated herein by reference.

                        LINDBERG CORPORATION AND SUBSIDIARIES
                        -------------------------------------
                            SCHEDULE II--VALUATION AND
                            ----------------------------
                          QUALIFYING ACCOUNTS AND RESERVES
                          --------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 ----------------------------------------------------


Allowance for Doubtful Accounts
-------------------------------
                                              1997         1996        1995
                                            --------     --------     --------
Balance at beginning of year                $325,000     $296,000     $235,000

Provision charged to expense
    during the year                          121,000       95,000      167,000
Write-offs during the year,
    net of recoveries                       (142,000)     (66,000)    (106,000)
                                            --------     --------     --------
Balance at end of year                      $304,000     $325,000     $296,000
                                            ========     ========     ========

                                  REPORT OF INDEPENDENT
                                   PUBLIC ACCOUNTANTS
                                       ON SCHEDULE


To the Stockholders of
Lindberg Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Lindberg

Corporation's annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 22, 1998.

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


                                  ARTHUR ANDERSEN LLP




Chicago, Illinois
January 22, 1998

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       LINDBERG CORPORATION

                                       BY ___________________
                                            Stephen S. Penley
                                       Senior Vice President and Chief
                                       Financial Officer; Principal
                                       Financial and Accounting Officer

                                       Dated March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


-------------------------
    Stephen S. Penley
Senior Vice President and Chief Financial
Officer; Principal Financial and
Accounting Officer


-------------------------
    Leo G. Thompson
President and Chief Executive
Officer, and a Director


-------------------------
    George H. Bodeen
    Director


-------------------------
    Dr. Raymond F. Decker
    Director


-------------------------
    Raymond A. Jean
    Director


-------------------------
    John W. Puth
    Director


-------------------------
    J. Thomas Schanck
    Director

                                   March 31, 1998

                                LINDBERG CORPORATION
                             Annual Report on Form 10-K
                        for the Year Ended December 31, 1997
                                    Exhibit Index


Number and Description of Exhibit                                 Reference
---------------------------------                                 ---------
1.  Not applicable

2.  Plan of acquisition, reorganization, arrangement, liquidation or succession
    2.1  Purchase Agreement dated October 1, 1997
         among Aerospace Aluminum Heat Treating
         Company, Alta Canada Corporation and
         Lindberg Corporation                                           (1)
    2.2  Purchase Agreement dated January 16, 1998
         among the stockholders of Industrial Steel
         Treating Co. and Lindberg Corporation                          (2)

3.  Articles of Incorporation and By-Laws
    3.1  Certificate of Incorporation (composite)                       (3)
    3.2  1979 Amendment to Certificate of Incorporation                 (4)
    3.3  1987 Amendment to Certificate of Incorporation                 (5)
    3.4  By-Laws (as amended)                                           (6)

4.  Instruments defining the rights of
    security holders, including indentures                              (7)
    4.1  Amended and Restated Credit Agreement
         Dated as of April 28, 1994                                     (8)
    4.2  First Amendment to Amended and Restated Credit
         Agreement dated as of November 2, 1995                         (9)
    4.3  Second Amendment to Amended and Restated Credit
         Agreement dated as of January 31, 1996                         (10)
    4.4  Third Amendment to Amended and Restated Credit
         Agreement dated as of September 29, 1997                       (11)
    4.5  Fourth Amendment to Amended and Restated Credit
         Agreement dated as of February 10, 1998                        Attached
    4.6  Note Agreement dated as of October 15, 1995                    (12)
    4.7  Rights Agreement, dated November 21, 1996, between
         Registrant and Harris Trust and Savings Bank, as rights agent  (13)

5-9.     Not applicable



Number and Description of Exhibit                                 Reference
---------------------------------                                 ---------
10. Material contracts
    10.1 Description of Bonus Program                                   (14)
    10.2 Consulting Agreement Between the Registrant
         and G.H. Bodeen dated October 25, 1990  *                      (15)
    10.3 1991 Stock Option Plan for Key Employees  *                    (16)
    10.4 1991 Stock Option Plan for Directors (as amended
         and restated)  *                                               (17)
    10.5 Employment Agreement, dated September 17, 1996,
         Between the Registrant and Leo G. Thompson  *                  (18)
    10.6 Employment Agreement, dated September 17, 1996,
         Between the Registrant and Stephen S. Penley  *                (19)

11. Statement re computation of per share earnings                      Attached

12. Not applicable

13. Information in Annual Report to Stockholders
    incorporated herein by reference                                    Attached

14-20. Not Applicable

21. Subsidiaries of the Registrant                                      Attached

22. Not Applicable

23. Consent of Independent Public Accountants                           Attached

24-26. Not Applicable

27. Financial Data Schedule                                             Attached

28. Not Applicable


-------------------------
(*) Identifies management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c).

References:
-----------

(1) Incorporated by reference to Exhibit 2.1 of the Registrant's Report on Form 8-K, dated October 1, 1997, Commission file No. 0-8287.

(2) Incorporated by reference to Exhibit 2 of the Registrant's Report on Form 8-K, dated January 16, 1998, Commission file No. 0-8287.

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

(6) Incorporated by reference to Exhibit 3.4 of the Registrant's Report on Form 10-K for the year ended December 31, 1996, Commission file no. 0-8287.

(7) Other instruments defining the rights of the holders of long-term debt of the Registrant, which is described in Note 5 to the financial statements incorporated herein, are omitted pursuant to Regulation S-K
     Item 601 (b) (4) (iii) (A). The Registrant agrees to furnish copies of such agreements to the Securities and Exchange Commission upon request.

(8) Incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 8-K dated April 29, 1994, Commission file no. 0-8287.

(9) Incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995, Commission file no. 0-8287.

(10) Incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Commission file no. 0-8287.

(11) Incorporated by reference to Exhibit 4.1 of the Registrant's Report on Form 8-K, dated October 1, 1997, Commission file No. 0-8287.

(12) Incorporated by reference to Exhibit 4.3 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995, Commission file no. 0-8287.

(13) Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-A filed with the Commission on December 6, 1996, Commission file no. 0-8287.

(14) Incorporated by reference to page 6 of the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission in connection with the Registrant's 1996 annual meeting of stockholders, Commission file no. 0-8287.

References:
-----------

(15) Incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Commission file no. 0-8287.

(16) Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission in connection with the Registrant's 1995 annual meeting of stockholders, Commission file no. 0-8287.

(17) Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission in connection with the Registrant's 1997 annual meeting of stockholders, Commission file no. 0-8287.

(18) Incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, Commission file no. 0-8287.

(19) Incorporated be reference to Exhibit 10.2 of the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, Commission file no. 0-8287.