Form 10-Q
period 1998-03-31
LINDBERG CORP /DE/
filed 1998-05-14
CIK 59593

--------------------------------------------------------------------------
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.    20549
                                FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1998

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

The number of shares of the Registrant's Common Stock outstanding as of May 11, 1998 was: 4,858,581.

                  LINDBERG CORPORATION AND SUBSIDIARIES

                            TABLE OF CONTENTS

      Part I  Financial Information:                            Page No.
                                                                --------
Item 1.  Consolidated Statements of Earnings - Three Months
         Ended March 31, 1998 and 1997 ....................         3

         Consolidated Balance Sheets - As of March 31, 1998
         and December 31, 1997 ............................         4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1998 and 1997 ....................         5

         Notes to the Consolidated Financial Statements ...         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............         9


      Part II  Other Information:


Item 6.  Exhibits and Reports on Form 8-K .................         12

         Signatures .......................................         13

         Exhibit Index ....................................         14


                 LINDBERG CORPORATION AND SUBSIDIARIES
                       PART I FINANCIAL INFORMATION
                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)

                                            Three Months Ended
                                                  March 31,
                                         ---------------------------
                                            1998            1997
                                         -----------     -----------
Net Sales                                $30,872,196     $20,645,811

Cost of Sales                            (21,272,434)    (15,173,396)
                                         -----------     -----------
 Gross Profit                              9,599,762       5,472,415

Selling and Administrative Expense        (4,723,832)     (3,154,306)

Equity in Earnings of Partnership                 --         255,931
                                         -----------     -----------
 Operating Earnings                        4,875,930       2,574,040

Interest Expense - Net                      (775,526)       (370,609)
                                         -----------     -----------
 Earnings from Continuing Operations
 Before Income Taxes                       4,100,404       2,203,431

Provision for Income Taxes                (1,660,487)       (892,441)
                                         -----------     -----------
 Earnings from Continuing Operations       2,439,917       1,310,990

Loss from Discontinued Operations,
 Net of Income Taxes                              --        (206,108)
                                         -----------     -----------
Net Earnings                             $ 2,439,917     $ 1,104,882
                                         ===========     ===========


Basic Earnings Per Share:
 Earnings from Continuing Operations     $       .50     $       .27
 Loss from Discontinued Operations                --            (.04)
                                         -----------     -----------
 Net Earnings                            $       .50     $       .23
                                         ===========     ===========

Weighted Average Shares Outstanding        4,835,884       4,788,858
                                         ===========     ===========
Diluted Earnings Per Share:
 Earnings from Continuing Operations     $       .48     $       .27
 Loss from Discontinued Operations                --            (.04)
                                         -----------     -----------
 Net Earnings                            $       .48     $       .23
                                         ===========     ===========

Weighted Average Shares Outstanding
 and Equivalents                           5,041,993       4,868,685
                                         ===========     ===========

Cash Dividends Declared and Paid         $       .08     $       .08
                                         ===========     ===========

                                  -4-

                 LINDBERG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                March 31,    December 31,
                                                  1998           1997
                                              (Unaudited)
                                             ------------     -----------
CURRENT ASSETS:
 Cash                                        $    546,325     $   283,270
 Receivables - Net                             18,894,122      14,875,005
 Prepaid and Refundable Income Taxes               14,011       1,380,768
 Prepaid Expenses                                 946,153         632,846
 Net Assets of Discontinued Operations         17,354,934      17,475,866
 Other Current Assets                             603,264       1,616,774
                                             ------------     -----------
   Total Current Assets                        38,358,809      36,264,529

PROPERTY AND EQUIPMENT:
 Cost                                          95,849,749      91,602,405
 Less-Accumulated Depreciation                (53,801,229)    (52,505,822)
                                             ------------     -----------
Net Property and Equipment                     42,048,520      39,096,583

 Goodwill                                      19,700,059      11,537,742
 Other Non-Current Assets                       2,657,089       2,664,577
                                             ------------     -----------
TOTAL ASSETS                                 $102,764,477     $89,563,431
                                             ============     ===========

CURRENT LIABILITIES:
 Current Maturities on Long-Term Debt        $     83,328          83,328
 Notes Payable                                  8,380,000      10,220,000
 Accounts Payable                               4,659,643       3,540,279
 Accrued Expenses                               6,850,941       6,273,794
                                             ------------     -----------
Total Current Liabilities                      19,973,912      20,117,401

NON-CURRENT LIABILITIES:
 Deferred Income Taxes                          6,209,001       6,149,001
 Long-Term Debt (Less Current Maturities)      36,062,512      25,862,512
 Accrued Pension                                3,304,257       3,342,458
 Other Non-Current Liabilities                  2,960,973       2,000,641
                                             ------------     -----------
Total Non-Current Liabilities                  48,536,743      37,354,612

STOCKHOLDERS' EQUITY:
 Common Shares, $2.50 par value:               14,183,493      14,183,493
 Authorized 12,000,000 shares in 1998 and
  1997. Issued 5,673,397 shares in 1998
  and 1997
 Additional Paid-In Capital                     1,528,620       1,526,192
 Retained Earnings                             23,430,887      21,377,489
 Treasury Shares (826,216 in 1998
  and 845,016 in 1997), at Cost                (4,734,643)     (4,841,221)
 Underfunded Pension Liability Adjustment        (154,535)       (154,535)
                                             ------------     -----------
Total Stockholders' Equity                     34,253,822      32,091,418
                                             ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $102,764,477     $89,563,431
                                             ============     ===========

                                  -5-

                 LINDBERG CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                        Three Months Ended
INCREASE (DECREASE) IN CASH                                  March 31,
                                                  ---------------------------
                                                        1998           1997
                                                  ------------    -----------
Cash Flows from Operating Activities:
Net Earnings                                      $  2,439,917    $ 1,104,882
Adjustments to Reconcile Net Earnings
 to Net Cash Provided by Operating Activities:
Depreciation                                         1,309,901        948,201
Goodwill Amortization                                  160,686          2,500
Increase in Deferred Taxes                              60,000         60,000
Change in Assets and Liabilities                     1,248,609       (663,413)
                                                  ------------    -----------
 Total Adjustments to Reconcile Net
   Earnings to Net Cash Provided by
   Operating Activities                              2,779,196        347,288
                                                  ------------    -----------
 Net Cash Provided by Operating Activities           5,219,113      1,452,170

Cash Flows from Investing Activities:
Capital Expenditures                                (2,315,837)    (1,154,370)
Investment in Acquisitions, Net
  of Cash Received                                 (10,613,703)            --
                                                  ------------    -----------
 Net Cash Used in Investing Activities             (12,929,540)    (1,154,370)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreement     10,200,000        300,000
Notes Payable for Purchase of Ticorm                (1,900,000)            --
Notes Payable for Purchase of Alumatherm                60,000             --
Dividends Paid                                        (386,518)      (382,491)
                                                  ------------    -----------
 Net Cash Provided by (Used in)
   Financing Activities                              7,973,482        (82,491)

Net Increase in Cash                                   263,055        215,309
Cash at Beginning of Period                            283,270         36,228
                                                  ------------    -----------
Cash at End of Period                             $    546,325    $   251,537
                                                  ============    ===========

Supplemental Disclosures of Cash Flow Information:
 Interest Paid                                    $    562,537    $   209,082
 Income Taxes Paid - Net of Refunds                    232,984         99,938


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

          Statements for the three month periods ended March 31, 1998 and March 31, 1997 reflect, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2 Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." For the first quarters of 1998 and 1997, there was no difference between net earnings as reported and comprehensive income as per SFAS 130.

NOTE 3 On January 16, 1998, the Company acquired all of the outstanding shares of both Industrial Steel Treating Company ("Industrial") and Fabriform Metal Brazing, Inc.
          ("Fabriform"), related heat treating companies in the Los Angeles area, for $11.6 million. The acquisitions were funded with borrowings under the revolving credit agreement.

          The preliminary allocation of the purchase price of Industrial and Fabriform included in the Company's financial statements for the quarter is as follows: (in thousands)

          Property and Equipment               $  1,952
          Accounts Receivable                     2,018
          Cash                                    1,032
          Other Assets                              199
          Goodwill                                8,323
          Accounts Payable                         (166)
          Other Liabilities                      (1,713)
                                               --------
                                               $ 11,645

          The cost of the acquisitions has been allocated to the assets and liabilities based on their estimated fair market value. Goodwill is amortized using the straight line method over 30 years.

          The purchase agreement with Industrial and Fabriform was effective as of January 1, 1998. Therefore, the results of Industrial and Fabriform are included for the entire first quarter of 1998.

          The following table presents pro forma information for the first quarter of 1997 of the combined entities of Lindberg Corporation, Industrial and Fabriform, and Alumatherm Heat Treating Company, the later which the Company purchased the remaining 50% interest from its partner on October 1, 1997.

          The pro forma information assumes the acquisitions had taken place at the beginning of the period presented (in thousands, except per share data).

                                                  First
                                                Quarter
          Unaudited                                1997
          ---------------------------------------------
          Net Sales                            $ 26,186

          Earnings from Continuing Operations     1,687

          Net Earnings                            1,481


          Per Diluted Share:

          Earnings from Continuing Operations        .34

          Net Earnings                               .30

          Adjustments to the statement of earnings include additional depreciation and interest charges, goodwill amortization, adjustments of certain other expenses and income tax effects. The pro forma information is provided for illustrative purposes only and is not necessarily reflective of the future results of the Company or results of operations that would have actually occurred had the transaction been in effect for the period presented.

NOTE 4 On February 10, 1998, the Company's revolving credit agreement ("Agreement") with its banks was amended to increase the facility by $10 million to $45 million and to adjust certain loan covenants. Additionally, the amendment extended the maturity date of the Agreement to April 2000.

NOTE 5 No material changes have occurred with respect to the Company's contingent liabilities outlined in the Company's 1997 Form 10-K through the date of this report. However, the Company did assume a liability for environmental remediation which was estimated to be $1.2 million as of March 31, 1998 in its acquisition of Industrial and Fabriform.

NOTE 6 Subsequent to the end of the first quarter, on April 16, 1998, the Company acquired all of the outstanding common stock of Houston Heat Treating Company ("HHT") for $11.5 million in cash. The acquisition was funded with additional borrowings under the Company's revolving credit agreement, net of $800,000 received on the closing date from HHT. HHT is a heat treating facility located in Houston, Texas, specializing in processing for the oil field equipment market.

NOTE 7 On April 22, 1998, the Company sold its Impact Industries ("Impact") subsidiary, one of the three divisions included in its discontinued Precision Products segment, for cash and a note.
          The Company is continuing to pursue the sale of the remaining two Precision Products divisions and expects to complete divestiture of the segment by year-end 1998, as originally scheduled.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     OF FINANCIAL CONDITION:

     At March 31, 1998, the Company's total debt was $44.5 million, an increase of $8.4 million from $36.2 million outstanding as of December 31, 1997. The Company's total debt to capitalization ratio was 57% at the close of the first quarter in 1998 versus 53% at the end of the prior quarter.

     The level of debt increased in the quarter primarily as a result of the acquisition of all of the common stock of Industrial Steel Treating Company and Fabriform Metal Brazing,Inc. ("Industrial") on January 16, 1998 for a purchase price, net of cash received, of $10.6 million. This transaction was funded with additional borrowings under the Company's revolving credit agreement. The cash effect of the purchase of Industrial was offset to a degree by cash generated through operations during the quarter, which was used to repay debt.

     Effective February 10,1998, the Company's revolving credit agreement with two banks was amended to increase the total borrowing facility from $35 million to $45 million and to adjust certain loan covenants. At March 31, 1998, the Company had $17 million of available capacity under its amended revolving credit agreement.

     Capital expenditures for the first three months of 1998 were $2.3 million, an increase from the $1.2 million recorded in the same period of 1997. The spending in 1998 related primarily to the acquisition of additional furnaces and equipment for expansion at certain heat treating divisions and for equipment under the Company's Strategic Partnership 2000 program.

     On January 31, 1998, the Board of Directors declared a cash dividend of $.08 on each share of the Company's common stock, payable on March 1, 1998. The total cash dividends paid on the latter date were $387,000. This compared to a dividend payout of $.08 per share of common stock, or $382,000, in the same quarter of 1997.

     The Company believes that its borrowing capacity and funds generated through operations will be sufficient to meet currently foreseen capital investment and working capital needs in support of existing businesses for the balance of 1998 and in the longer term.

     OF RESULTS OF OPERATIONS:

     Quarter ended March 31, 1998 and 1997

     Sales for the quarter ended March 31, 1998 were $30.9 million, up $10.2 million, or 50%, from $20.6 million for the same three month period in 1997. These results are for the Company's continuing heat treating operations, and do not reflect revenues from the Precision Products business segment which has been reported as discontinued operations as of the fourth quarter of 1997.

     About 81% of the year-to-year increase in sales resulted from the Company's acquisition of Ticorm (July 1997), the remaining 50% of the Alumatherm Heat Treating Company partnership (October 1997) and Industrial. Excluding the effect of those recent acquisitions, the Company's remaining operations reported increased revenues of 9% overall. Facilities serving aerospace markets experienced strong order rates in the first quarter of 1998, making a significant contribution to the total sales increase.

     The Company's gross profit percentage in the first quarter of 1998 was 31.1% in comparison to 26.5% in the same period of 1997. The improved percentage resulted as sales growth exceeded the increase in expenses due to the fixed nature of certain of the Company's operating costs, and also the effect of the recent acquisitions.

     Selling and administrative expenses increased to $4.7 million for the first three months of 1998 in comparison to $3.2 million in the first quarter of 1997. The increase resulted largely from expenses associated with acquired companies. Selling and administrative expenses as a percentage of sales were 15.3% for the 1998 period, the same as for the first three months of 1997.

     Interest expense more than doubled to $776,000 in 1998 from $371,000 in the first quarter of 1997. This resulted from the increased level of borrowing for the Company's recent acquisitions. Borrowing rates were largely unchanged.

     Reflecting the above, net earnings from continuing operations in the first quarter of 1998 of $2.4 million, or $.48 per diluted share, increased from $1.3 million, or $.27 per diluted share, for the same three month period of 1997.

     As required by Accounting Principles Board Opinion No. 30, results of discontinued operations for the first quarter of 1998 were included in the reserve for loss on discontinued operations provided for previously. Discontinued operations reported a net loss of $206,000, or $.04 per diluted share, in the first quarter of 1997. Therefore, the Company reported net earnings of $1.1 million, or $.23 per share, for that period.

     SUBSEQUENT EVENTS:

     On April 16, 1998, the Company acquired 100% of the common stock of Houston Heat Treating Company. The purchase price for the acquisition, net of cash received, was $10.7 million. The purchase price was funded with additional borrowings under the Company's revolving credit agreement.

     On April 22, 1998, the Company sold the operating assets of Impact Industries, Inc., one of three divisions in its Precision Products business segment. The Company received $4.6 million and a note receivable of $2 million from the buyer on the closing date of the transaction. The Company retained and is collecting approximately $4 million in trade accounts receivable and is leasing land and a building to the buyer which assumed the liability for trade accounts payable and certain accrued expenses. Cash received from the sale was used to pay down debt under the Company's revolving credit agreement.

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

PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits Required by Item 601 of Regulation S-K - Exhibits required by Item 601 of Regulation S-K are listed in the
            Exhibit Index which is attached hereto at page 14 and which is incorporated herein by reference.

       (b) Reports on Form 8-K - The following Form 8-K was filed during the quarter ended March 31, 1998:

The acquisition, on January 16, 1998, of Industrial Steel Treating Company and Fabriform Metal Brazing, Inc. was reported under Item 2 of Form 8-K. Both of the acquired companies, located in the Los Angeles area, are engaged in the heat treating business and specialize in the aerospace market.

In accordance with Form 8-K requirements, no financial statements were filed with this Form 8-K.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LINDBERG CORPORATION



Principal Financial and Accounting           By  __________________________
Officer:                                         Stephen S. Penley
                                                 Senior Vice President
                                                 and Chief Financial Officer



Dated: May 13, 1998

                          LINDBERG CORPORATION
                     Quarterly Report on Form 10-Q
                  for the Quarter Ended March 31, 1998

                             Exhibit Index

Number and Description of Exhibit
---------------------------------
  3.  Articles of Incorporation and By-Laws

      3.1 Certificate of Incorporation (composite)            Attached

      3.2 1998 Amendment to Certificate of
          Incorporation                                       Attached

  11. Statement re computation of per share earnings          Attached

  27. Financial Data Schedule                                 Attached
