Form 10-Q
period 1998-06-30
LINDBERG CORP /DE/
filed 1998-08-14
CIK 59593

-------------------------------------------------------------------------
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.    20549
                               FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 1998

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

The number of shares of the Registrant's Common Stock outstanding as of August 10, 1998 was: 5,870,806.

                  LINDBERG CORPORATION AND SUBSIDIARIES

                            TABLE OF CONTENTS

      Part I  Financial Information:                            Page No.
                                                                --------
Item 1.  Consolidated Statements of Earnings - Three Months
         and Six Months Ended June 30, 1998 and 1997 .........      3

         Consolidated Balance Sheets - As of June 30, 1998
         and December 31, 1997 ...............................      4

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1998 and 1997 ........................      5

         Notes to the Consolidated Financial Statements ......      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................      9


      Part II  Other Information:

Item 1.  Legal Proceedings ...................................      13

Item 4.  Submission of Matters to a Vote of Security Holders .      13

Item 5.  Other Information ...................................      14

Item 6.  Exhibits and Reports on Form 8-K ....................      14

         Signatures ..........................................      15

         Exhibit Index .......................................      16


                 LINDBERG CORPORATION AND SUBSIDIARIES
                       PART I FINANCIAL INFORMATION
                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)

                                Three Months Ended         Six Months Ended
                                     June 30,                 June 30,
                             ------------------------  ------------------------
                                1998         1997         1998         1997
                             -----------  -----------  -----------  -----------
Net Sales                    $33,033,451  $20,750,247  $63,905,647  $41,396,057

 Cost of Sales               (22,675,210) (14,973,903) (43,947,644) (30,147,298)
                             -----------  -----------  -----------  -----------
Gross Profit                  10,358,241    5,776,344   19,958,003   11,248,759

 Selling and Administrative
 Expenses                     (5,077,403)  (2,913,579)  (9,801,235)  (6,067,885)

 Equity in Earnings of
 Partnership                          --      574,815           --      830,746
                             -----------  -----------  -----------  -----------
Operating Earnings             5,280,838    3,437,580   10,156,768    6,011,620

 Interest Expense - Net         (770,153)    (374,507)  (1,545,679)    (745,116)
                             -----------  -----------  -----------  -----------
Earnings from Continuing
Operations Before
Income Taxes                   4,510,685    3,063,073    8,611,089    5,266,504

 Provision for Income Taxes   (1,827,770)  (1,240,386)  (3,488,257)  (2,132,827)
                             -----------  -----------  -----------  -----------
Earnings from Continuing
Operations                     2,682,915    1,822,687    5,122,832    3,133,677

Loss from Discontinued
Operations, Net of
Income Taxes                          --      (16,548)          --     (222,656)
                             -----------  -----------  -----------  -----------
Net Earnings                 $ 2,682,915  $ 1,806,139  $ 5,122,832  $ 2,911,021
                             ===========  ===========  ===========  ===========

Basic Earnings Per Share:
 Earnings from Continuing
 Operations                  $       .55  $       .38  $      1.06  $       .65
 Loss from Discontinued
 Operations                           --           --           --         (.04)
                             -----------  -----------  -----------  -----------
 Net Earnings                $       .55  $       .38  $      1.06  $       .61
                             ===========  ===========  ===========  ===========

Weighted Average Shares
Outstanding                    4,860,132    4,806,737    4,848,075    4,797,847
                             ===========  ===========  ===========  ===========

Diluted Earnings Per Share:
 Earnings from Continuing
 Operations                  $       .52  $       .37  $      1.01  $       .64
 Loss from Discontinued
 Operations                           --           --           --         (.04)
                             -----------  -----------  -----------  -----------
 Net Earnings                $       .52  $       .37  $      1.01  $       .60
                             ===========  ===========  ===========  ===========

Weighted Average Shares
Outstanding and Equivalents    5,127,158    4,882,200    5,088,460    4,874,883
                             ===========  ===========  ===========  ===========

Cash Dividends Declared
and Paid                     $       .08  $       .08  $       .16  $       .16
                             ===========  ===========  ===========  ===========

                                   -4-

                 LINDBERG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                June 30,     December 31,
                                                  1998           1997
                                              (UNAUDITED)
                                             ------------    ------------
CURRENT ASSETS:
 Cash                                        $     61,675    $    283,270
 Receivables - Net                             20,547,146      14,875,005
 Prepaid and Refundable Income Taxes            1,328,728       1,380,768
 Prepaid Expenses                               1,042,524         632,846
 Net Assets of Discontinued Operations          2,538,344      17,475,866
 Other Current Assets                             683,749       1,616,774
                                             ------------    ------------
   Total Current Assets                        26,202,166      36,264,529

PROPERTY AND EQUIPMENT:
 Cost                                         111,422,326      91,602,405
 Less-Accumulated Depreciation                (58,250,766)    (52,505,822)
                                             ------------    ------------
   Net Property and Equipment                  53,171,560      39,096,583

 Goodwill                                      22,603,954      11,537,742
 Other Non-Current Assets                       5,172,497       2,664,577
                                             ------------    ------------
TOTAL ASSETS                                 $107,150,177    $ 89,563,431
                                             ============    ============

CURRENT LIABILITIES:
 Current Maturities on Long-Term Debt        $     83,328    $     83,328
 Notes Payable                                  8,440,000      10,220,000
 Accounts Payable                               4,856,149       3,540,279
 Accrued Expenses                               8,493,792       6,273,794
                                             ------------    ------------
   Total Current Liabilities                   21,873,269      20,117,401

NON-CURRENT LIABILITIES:
 Deferred Income Taxes                          6,269,001       6,149,001
 Long-Term Debt (Less Current Maturities)      36,013,904      25,862,512
 Accrued Pension                                3,265,401       3,342,458
 Other Non-Current Liabilities                  3,034,940       2,000,641
                                             ------------    ------------
   Total Non-Current Liabilities               48,583,246      37,354,612

STOCKHOLDERS' EQUITY:
 Preferred Shares, (Par value $.01)
   Authorized 1,000,000 shares since April
   24, 1998.  No shares issued.                        --              --
 Common Shares, (Par value $.01 since April
   24, 1998 and $2.50 prior thereto)
   Authorized 25,000,000 shares since April
   24, 1998 and 12,000,000 prior thereto.
   Issued 5,673,397 shares in 1998 and 1997.       56,734      14,183,493
 Additional Paid-In Capital                    15,671,730       1,526,192
 Retained Earnings                             25,725,164      21,377,489
 Treasury Shares (802,966 in 1998
   and 845,016 in 1997), at Cost               (4,605,431)     (4,841,221)
 Underfunded Pension Liability Adjustment        (154,535)       (154,535)
                                             ------------    ------------
   Total Stockholders' Equity                  36,693,662      32,091,418
                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $107,150,177    $ 89,563,431
                                             ============    ============

                                   -5-

                 LINDBERG CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                     Six Months Ended
INCREASE (DECREASE) IN CASH                              June 30,
                                               ----------------------------
                                                   1998            1997
                                               ------------    ------------
Cash Flows from Operating Activities:
Net Earnings                                   $  5,122,832    $  2,911,021
Adjustments to Reconcile Net Earnings
 to Net Cash Provided by Operating Activities:
Depreciation                                      2,853,233       1,914,068
Goodwill Amortization                               323,746           5,000
Increase in Deferred Taxes                          120,000         120,000
Change in Assets and Liabilities                  3,232,498        (526,247)
                                               ------------    ------------
 Total Adjustments to Reconcile Net
   Earnings to Net Cash Provided by
   Operating Activities                           6,529,477       1,512,821
                                               ------------    ------------
 Net Cash Provided by Operating Activities       11,652,309       4,423,842

Cash Flows from Investing Activities:
Capital Expenditures                             (5,266,551)     (3,042,371)
Cash Received from Sale of Precision
 Products Segments                                7,110,000       1,102,600
Investment in Acquisitions, Net
 of Cash Received                               (21,313,588)             --
                                               ------------    ------------
 Net Cash Used in Investing Activities          (19,470,139)     (1,939,771)

Cash Flows from Financing Activities:
Net Borrowings (Payments) Under Revolving
 Credit Agreement                                10,200,000        (700,000)
Note Payable for Purchase of Vac-Hyd                     --        (901,437)
Notes Payable for Purchase of Ticorm             (1,900,000)             --
Notes Payable for Purchase of Alumatherm             71,392              --
Dividends Paid                                     (775,157)       (767,069)
                                               ------------    ------------
 Net Cash Provided by (Used in)
   Financing Activities                           7,596,235      (2,368,506)

Net Increase (Decrease) in Cash                    (221,595)        115,565
Cash at Beginning of Period                         283,270          36,228
                                               ------------    ------------
Cash at End of Period                          $     61,675    $    151,793
                                               ============    ============

Supplemental Disclosures of Cash
 Flow Information:
   Interest Paid                               $  1,524,024    $    828,888
   Income Taxes Paid - Net of Refunds             3,426,831       1,864,816


                   LINDBERG CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:

NOTE 1    Condensed Financial Statements

          The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements for the three years ended December 31, 1997, and the notes thereto included in the Company's latest annual report on Form 10-K.

          Statements for the three month and six month periods ended June 30, 1998 and June 30, 1997 reflect, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2    Comprehensive Income

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard no. 130, "Reporting
          Comprehensive Income" ("SFAS 130"). For the three month and six month periods ended June 30, 1998 and June 30, 1997, there was no difference between net earnings as reported and comprehensive income as per SFAS 130.

NOTE 3    Acquisitions

          On January 16, 1998, the Company acquired all of the outstanding shares of both Industrial Steel Treating Co. ("Industrial") and Fabriform Metal Brazing, Inc. ("Fabriform"), related heat treating companies in the Los Angeles area, for $10.6 million. The purchase was effective as of January 1, 1998. On April 16, 1998, the Company acquired all of the outstanding shares of Houston Heat Treating Company ("HHT") for $10.7 million. The acquisitions were funded with additional borrowings under the Company's revolving credit agreement ("Credit Agreement").

          All of the acquisitions were accounted for using the purchase method; accordingly, the results of operations have been included in the consolidated totals of the Company since the effective dates of their respective acquisitions. The cost of the acquisitions has been allocated to the assets and liabilities based on their estimated fair market value. Goodwill is amortized using the straight line method over 30 years.

          The preliminary allocation of the purchase prices is as follows: (in thousands)

                                               Industrial/
                                               Fabriform        HHT
                                               ----------    ----------
          Property and Equipment .......       $    5,175    $    4,000
          Accounts Receivable ..........            1,987           972
          Other Assets .................               --            29
          Goodwill .....................            5,208         6,182
          Accounts Payable .............             (157)           --
          Other Liabilities ............           (1,600)         (483)
                                               ----------    ----------
                                               $   10,613    $   10,700

          The following table presents pro forma information for the three month and six month periods ended June 30, 1998 and June 30, 1997 of the combined entities of Lindberg Corporation, Industrial and Fabriform, HHT, and Alumatherm Heat Treating Company ("Alumatherm"). The Company purchased the remaining 50% interest in Alumatherm from its partner on October 1, 1997.

          The unaudited pro forma information assumes the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share data).

                             Three Months Ended     Six Months Ended
                                   June 30,              June 30,
                             ------------------    ------------------
                              1998       1997       1998       1997
                             -------    -------    -------    -------
          Net Sales          $33,286    $28,745    $65,888    $56,212

          Earnings from
          Continuing
          Operations           2,738      2,515      5,389      4,308

          Net Earnings         2,738      2,499      5,389      4,085


          Per Diluted Share:

          Earnings from
          Continuing
          Operations             .53        .51       1.06        .88

          Net Earnings           .53        .51       1.06        .84

          Adjustments to the statements of earnings include additional depreciation and interest charges, goodwill amortization, adjustments of certain other expenses and income tax effects. The pro forma information is provided for illustrative purposes only and is not necessarily reflective of the future results of the Company or results of operations that would have actually occurred had the transactions been in effect for the periods presented.

NOTE 4    Debt

          On February 10, 1998, the Credit Agreement was amended to increase the facility by $10 million to $45 million and to adjust certain loan covenants. Additionally, the amendment extended the maturity date of the Credit Agreement to April 2000.

NOTE 5    Material Changes

          The Company is the subject of a pending investigation by the government and a qui tam (whistle-blower) lawsuit regarding alleged violations of the Federal False Claims Act. The Company learned of the lawsuit in late May 1998. Although the activities that are the subject of the investigation and lawsuit appear to relate to only one plant, no assurance can be given that the investigation or lawsuit will not materially adversely affect the Company. Also, the Company assumed a liability for environmental remediation, which was estimated to be $1.2 million as of June 30, 1998, in its acquisition of Industrial. Otherwise, no material changes have occurred with respect to the Company's contingent liabilities outlined in the consolidated financial statements and the notes thereto for the three years ended December 31, 1997 through the date of this report.

NOTE 6    Discontinued Operations

          On April 22, 1998, the Company sold certain assets of its Impact Industries, Inc. subsidiary operating in the discontinued Precision Products segment, for cash and a note. On June 11, 1998, the Company sold the assets of Harris Metals, another Precision Products facility, for cash and a note. The Company is continuing to pursue the sale of the remaining Precision Products operations and expects to complete divestiture of the segment by year-end 1998, as originally scheduled.

NOTE 7    Subsequent Event

          On August 3, 1998, the Company sold 1,000,000 shares of its common stock to the underwriters of a public offering at a price of $16.00 per share (net of underwriting discounts).

"Safe Harbor" Statement: Statements contained herein that are not based on historical facts are forward-looking statements subject to uncertainties and risks including, but not limited to, economic conditions, industry concentration, risks associated with acquisition strategy, approved vendor status, environmental regulations, product and other liabilities, risks associated with government programs, competition and other uncertainties and risks described in registration statements, reports and other documents filed by the Company from time to time with the Securities and Exchange Commission under the Securities Act of
     1933 and Securities Exchange Act of 1934. Specific reference is made to the factors described under "Risk Factors" in the Registration Statement on Form S-2 (Registration No. 333-57313) filed by the Company in connection with the public offering of 1,000,000 shares of its common stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     OF FINANCIAL CONDITION:

     At June 30, 1998, the Company's total debt was $44.5 million, an increase of $8.4 million from $36.2 million outstanding as of December 31, 1997. The Company's total debt to capitalization ratio was 55% at the close of the second quarter in 1998 versus 53% at the end of last year. At $44.5 million, total debt was unchanged from March 31, 1998.

     During the second quarter of 1998, funds used for the acquisition of all of the common shares of Houston Heat Treating Company
     ("HHT") on April 16, 1998 were essentially offset by cash received related to the sale of two of the Company's discontinued Precision Products businesses during the quarter - Impact Industries and Harris Metals.

     On April 22, 1998, the Company sold the operating assets of Impact Industries. The Company received $4.6 million and a note receivable of $2.0 million from the buyer on the closing date of the transaction. Additionally, the Company retained and collected approximately $4 million of trade accounts receivable, and the buyer assumed the liability for trade accounts payable and certain accrued expenses. On June 11, 1998, the Company sold the operating assets of its Harris Metals operation. Cash of $2.5 million and a note receivable of $500,000 were received on the closing date - subject to a final purchase price adjustment, which remains to be determined.

     Effective February 10, 1998, the Company's revolving credit agreement with two banks was amended to increase the total borrowing facility from $35 million to $45 million and to adjust certain loan covenants. At June 30, 1998, the Company had $17 million of available capacity under its amended revolving credit agreement.

     Capital expenditures for the first six months of 1998 were $5.3 million, an increase from the $3.0 million recorded in the same period of 1997. The spending in 1998 related primarily to the acquisition of additional furnaces/equipment for expansion at certain heat treating divisions and for equipment under the Company's Strategic Partnership 2000 program.

     On April 24, 1998, the Board of Directors declared a cash dividend of $.08 on each share of the Company's common stock, payable on June 1, 1998. The total cash dividends paid on the latter date were $389,000. This compared to a dividend payout of $.08 per share of common stock, or $385,000, in the second quarter of 1997.

     The Company believes that its borrowing capacity and funds generated through operations, as augmented through the sale of new shares of common stock on August 3, 1998 as outlined below in "Subsequent Event", will be sufficient to meet currently foreseen capital investment and working capital needs in support of existing businesses for the balance of 1998 and in the longer term.

     OF RESULTS OF OPERATIONS:

     Quarter ended June 30, 1998 and 1997

     Net sales for the quarter ended June 30, 1998 were $33.0 million, up $12.3 million, or 59%, from $20.8 million for the corresponding period in 1997. Approximately 85% of the year-to-year increase in net sales resulted from acquisitions in the latter half of 1997 and in 1998. Excluding acquisitions, the Company's remaining operations reported increased net sales of 9% overall. These results are for the Company's continuing heat treating operations, and do not reflect revenues from the Precision Products business segment, which has been reported as discontinued operations.

     Gross profit for the second quarter of 1998 was $10.4 million, up $4.6 million, or 79%, from $5.8 million for the second quarter of 1997. The Company's gross margin in the second quarter of 1998 was 31.4% compared to 27.8% in the same period of 1997. The improved margin resulted as sales growth exceeded the increase in expenses due to the fixed nature of certain of the Company's operating costs, and also from the effect of certain recent acquisitions, which have provided above average margins.

     Selling and administrative expenses for the second quarter of 1998 were $5.1 million, compared to $2.9 million in the second quarter of 1997. The increase resulted largely from expenses associated with acquired companies.

     Subsequent to the Company's acquisition of its partner's 50% interest in the Alumatherm partnership on October 1, 1997, the Company stopped recording equity in earnings of the partnership and, therefore, did not report any such earnings during the second quarter of 1998. During the same period of 1997, the Company reported equity in earnings of $575,000 from the Alumatherm partnership.

     Interest expense in the second quarter of 1998 was $770,000, compared to $375,000 in the second quarter of 1997. The increase resulted from the higher level of borrowing associated with the Company's acquisitions during the latter six months of 1997 and in 1998.

     Reflecting the above, net earnings from continuing operations in the second quarter of 1998 were $2.7 million, up $860,000, or 47%, from $1.8 million for the corresponding period of 1997. Net earnings from continuing operations for the second quarter of 1998 were $.52 per diluted share, up $.15, or 41%, from $.37 per diluted share in the second quarter of 1997.

     As required by Accounting Principles Board Opinion No. 30, results of discontinued operations for the second quarter of 1998 were included in the reserve for loss on discontinued operations provided for previously. Discontinued operations reported a net loss of $17,000 in the second quarter of 1997.

     Six months ended June 30, 1998 and 1997

     Net sales for the six months ended June 30, 1998 were $63.9 million, up $22.5 million, or 54%, from $41.4 million for the corresponding period in 1997. Approximately 84% of the year-to-year increase in net sales resulted from acquisitions in the latter half of 1997 and in 1998. Excluding acquisitions, the Company's remaining operations reported increased net sales of 9% overall.

     Gross profit for the first six months of 1998 was $20.0 million, up $8.7 million, or 77%, from $11.2 million for the first six months of 1997. The Company's gross margin in the first six months of 1998 was 31.2% compared to 27.2% in the same period of 1997. The improved margin resulted as sales growth exceeded the increase in expenses due to the fixed nature of certain of the Company's operating costs, and also from the effect of recent acquisitions.

     Selling and administrative expenses for the first half of 1998 were $9.8 million, compared to $6.1 million in the first six months of 1997. The increase resulted largely from expenses associated with acquired companies.

     During the first six months of 1998, the Company did not record equity in earnings from the Alumatherm partnership. For the same six-month period of 1997 the Company reported equity in earnings of $831,000 from the partnership.

     Interest expense in the first six months of 1998 was $1.5 million, compared to $745,000 in the corresponding period of 1997. The increase resulted from a higher level of borrowing associated with the Company's acquisitions during the latter six months of 1997 and in 1998.

     Reflecting the above, net earnings from continuing operations in the first six months of 1998 were $5.1 million, up $2.0 million, or 63%, from $3.1 million for the corresponding period of 1997. Net earnings from continuing operations for the first six months Of 1998 were $1.01 per diluted share, up $.37, or 58%, from $.64 per diluted share in the first six months of 1997.

     Discontinued operations reported a net loss of $223,000, or $.04 per diluted share, in the first six months of 1997.

     SUBSEQUENT EVENT:

     On August 3, 1998, the Company sold 1,000,000 new shares of its common stock to the underwriters of a public offering at a price of $16.00 per share (net of underwriting discounts). Proceeds received of $16,000,000 were used to repay debt under the Company's revolving credit agreement.

     POSSIBLE EFFECTS OF YEAR 2000

     The Company maintains computer systems at each operating facility and at its corporate office and, additionally, utilizes embedded technology such as microcontrollers. Certain of these systems and technologies are provided by third party vendors, which are responsible for upgrades and maintenance. Company staff personnel maintain others.

     The Company is in the process of cataloging all areas to determine exposure to the Year 2000 issues. Concurrently, with respect to items supplied by third party vendors, the Company is monitoring progress related to stated solutions to the Year 2000 issue and will be verifying compliance as soon as practicable. Systems that are identified as non-compliant will be upgraded or replaced.
     The Company is also in the process of acquiring new software, which will replace and enhance the functionality of the Company's current proprietary system used at most operating plants for order entry, billing, plant routing, shipping and process management. This new software will be Year 2000 compliant, and installation is expected to be completed during 1999.

     Company personnel, working in some cases with third party suppliers, are attempting to confirm that all computer systems and embedded technology will be fully Year 2000 compliant in advance of December 31, 1999. Based on present information, the Company believes that its internal systems and those supplied by third parties are or will be Year 2000 compliant without material additional expense to the Company. However, there can be no assurance that the Company's operations will not be adversely affected by this issue, particularly as it relates to compliance by the Company's many customers and suppliers.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

       The Company is a defendant in a qui tam (whistle-blower) lawsuit filed by a former employee of the Company under seal on or about July 25, 1996 in the U.S. District Court for the Central District of California, seeking to recover damages and civil penalties arising from allegedly false statements and claims made by the Company in violation of the federal False Claims Act (the "FCA") and for damages resulting from the plaintiff's allegedly wrongful discharge and retaliatory acts by the Company. The complaint alleges that the Company defrauded the government by submitting invoices and other documentation falsely representing that certain metal parts had been treated at one Company facility by equipment that met certain industry and government standards. Private parties may bring actions under the FCA on behalf of the government and share in any recovery, and may recover attorneys' fees. The FCA provides for civil penalties of up to $10,000 for each false claim, plus trebling of damages sustained by the government. A qui tam complaint must be filed under seal (without service on the defendant) and may remain under seal while the government conducts its own investigation and determines whether to join the action. The government notified the Company of the complaint in late May 1998, stating that the court partially unsealed the complaint, which the government gave to the Company, to facilitate discussions between the parties. The government told the Company that it has not yet determined whether to join the action, and that it was also independently investigating the hardness testing certification of certain items treated at the same Company facility. The Company has responded to a civil investigative demand from the government and is cooperating with the government in its investigation. Although the activities that are the subject of the investigation and the lawsuit appear to be limited to one plant, the Company cannot predict whether the government will join the action nor whether the action or the government's investigation will have a material adverse effect on the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

       (a) The annual meeting of stockholders was held on April 24, 1998.

       (b) The board's two nominees for Class I directors were re-elected, receiving the following votes:

                                   Votes for      Authority Withheld
                                   ---------      ------------------
           R. F. Decker            3,972,963      390,675
           R. A. Jean              3,976,813      386,825

       (c) Other matters submitted to, and approved by, the stockholders included amending the Company's Certificate of Incorporation to change the par value of the Common Stock to $.01 per share, to increase the number of authorized shares of Common Stock to 25,000,000 and to create a new class of 1,000,000 authorized shares of preferred stock, issuable in series, as set forth in the Company's definitive Proxy Statement dated March 30, 1998. The stockholders voted for the amendments to the Company's Certificate of Incorporation as follows:

                                                            Broker
           Votes for     Votes against     Abstentions     non-votes
           ---------     -------------     -----------     ---------
           2,730,565     722,517           39,413          871,143

ITEM 5.  Other Information

       Under amended Rule 14a-4(c) of the Securities and Exchange Commission's proxy rules, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders (other than through the Rule 14a-8 procedures) does not notify the Company of the proposal on or before February 12, 1999, management proxies may use their discretionary voting authority to vote on the proposal when the proposal is brought before the annual meeting, without the Company advising in its 1999 Proxy Statement on the nature of the proposal or how it intends to exercise its discretion.

ITEM 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits required by Item 601 of Regulation S-K - Exhibits required by Item 601 of Regulation S-K are listed in the
           Exhibit Index which is attached hereto at page 16 and which is incorporated herein by reference.

       (b) Reports on Form 8-K - The following Form 8-K was filed during the three months ended June 30, 1998:

           The acquisition, on April 16, 1998, of Houston Heat Treating Company was reported under Item 2 of Form 8-K. The acquired company, located in Texas, is engaged in the heat treating business, and specializes in processing for the oilfield equipment market.

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




                                           LINDBERG CORPORATION






Principal Financial and Accounting         By  __________________________
Officer:                                       Stephen S. Penley
                                               Senior Vice President
                                               and Chief Financial Officer



Dated: August 12, 1998

                          LINDBERG CORPORATION
                     Quarterly Report on Form 10-Q
                 for the Quarter Ended June 30, 1998

                             Exhibit Index

Number and Description of Exhibit
---------------------------------
  11. Statement re computation of per share earnings       Attached

  27. Financial Data Schedule                              Attached
