Form 10-Q
period 1998-09-30
LINDBERG CORP /DE/
filed 1998-11-13
CIK 59593

---------------------------------------------------------------------------
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.    20549
                               FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 1998

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

The number of shares of the Registrant's Common Stock outstanding as of November 10, 1998 was: 5,875,781.

                 LINDBERG CORPORATION AND SUBSIDIARIES

                           TABLE OF CONTENTS

      Part I  Financial Information:                              Page No.
                                                                  --------
Item 1. Consolidated Statements of Earnings - Three Months
        and Nine Months Ended September 30, 1998 and 1997 ......      3

        Consolidated Balance Sheets - As of September 30, 1998
        and December 31, 1997 ..................................      4

        Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 1998 and 1997 ......................      5

        Notes to the Consolidated Financial Statements .........      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ....................      9


      Part II  Other Information:

Item 1.  Legal Proceedings .....................................      13

Item 6. Exhibits and Reports on Form 8-K .......................      13

        Signatures .............................................      14

        Exhibit Index ..........................................      15


                      PART I FINANCIAL INFORMATION

                 LINDBERG CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)

                                Three Months Ended         Nine Months Ended
                                   September  30,            September 30,
                             ------------------------  ------------------------
                                1998         1997         1998         1997
Net Sales                    $31,365,152  $20,954,520  $95,270,799  $62,350,578

 Cost of Sales               (21,680,600) (15,573,533) (65,628,244) (45,720,831)
                             -----------  -----------  -----------  -----------
Gross Profit                   9,684,552    5,380,987   29,642,555   16,629,747

 Selling and Administrative
 Expenses                     (5,215,129)  (3,009,785) (15,016,364)  (9,077,671)

 Equity in Earnings of
 Partnership                          --      605,582           --    1,436,328
                             -----------  -----------  -----------  -----------
Operating Earnings             4,469,423    2,976,784   14,626,191    8,988,404

 Interest Expense - Net         (510,388)    (387,069)  (2,056,067)  (1,132,185)
                             -----------  -----------  -----------  -----------
Earnings from Continuing
Operations Before
Income Taxes                   3,959,035    2,589,715   12,570,124    7,856,219

 Provision for Income Taxes   (1,603,398)  (1,043,587)  (5,091,655)  (3,176,415)

Earnings from Continuing     -----------  -----------  -----------  -----------
Operations                     2,355,637    1,546,128    7,478,469    4,679,804

Loss from Discontinued
Operations, Net of
Income Taxes                          --     (197,845)          --     (420,500)
                             -----------  -----------  -----------  -----------
Net Earnings                 $ 2,355,637  $ 1,348,283  $ 7,478,469  $ 4,259,304
                             ===========  ===========  ===========  ===========

Basic Earnings Per Share:
 Earnings from Continuing
 Operations                  $       .43  $       .32  $      1.47  $       .97
 Loss from Discontinued
 Operations                           --         (.04)          --         (.08)
                             -----------  -----------  -----------  -----------
 Net Earnings                $       .43  $       .28  $      1.47  $       .89
                             ===========  ===========  ===========  ===========

Weighted Average Shares
Outstanding                    5,512,901    4,809,490    5,072,119    4,801,771
                             ===========  ===========  ===========  ===========

Diluted Earnings Per Share:
 Earnings from Continuing
 Operations                  $       .41  $       .31  $      1.41  $       .96
 Loss from Discontinued
 Operations                           --         (.04)          --         (.09)
                             -----------  -----------  -----------  -----------
 Net Earnings                $       .41  $       .27  $      1.41  $       .87
                             ===========  ===========  ===========  ===========

Weighted Average Shares
Outstanding and Equivalents    5,720,087    4,940,781    5,300,075    4,898,043
                             ===========  ===========  ===========  ===========

Cash Dividends Declared
and Paid                     $       .08  $       .08  $       .24  $       .24
                             ===========  ===========  ===========  ===========

                                  -4-

                 LINDBERG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                             September 30,   December 31,
                                                 1998            1997
                                              (UNAUDITED)
                                             -------------   -------------
CURRENT ASSETS:
 Cash                                        $     199,458   $     283,270
 Receivables - Net                              20,529,704      14,875,005
 Prepaid and Refundable Income Taxes             1,098,865       1,380,768
 Prepaid Expenses                                1,128,259         632,846
 Net Assets of Discontinued Operations           2,356,576      17,475,866
 Other Current Assets                            1,279,582       1,616,774
                                             -------------   -------------
   Total Current Assets                         26,592,444      36,264,529

PROPERTY AND EQUIPMENT:
 Cost                                          119,260,975      91,602,405
 Less-Accumulated Depreciation                 (59,501,077)    (52,505,822)
                                             -------------   -------------
   Net Property and Equipment                   59,759,898      39,096,583

 Goodwill                                       19,414,831      11,537,742
 Other Non-Current Assets                        5,312,142       2,664,577
                                             -------------   -------------
TOTAL ASSETS                                 $ 111,079,315   $  89,563,431
                                             =============   =============

CURRENT LIABILITIES:
 Current Maturities on Long-Term Debt        $     120,373   $      83,328
 Notes Payable                                   2,000,000      10,220,000
 Accounts Payable                                3,399,799       3,540,279
 Accrued Expenses                                9,469,391       6,273,794
                                             -------------   -------------
   Total Current Liabilities                    14,989,563      20,117,401

NON-CURRENT LIABILITIES:
 Deferred Income Taxes                           6,329,001       6,149,001
 Long-Term Debt (Less Current Maturities)       29,699,594      25,862,512
 Accrued Pension                                 3,222,930       3,342,458
 Other Non-Current Liabilities                   2,586,310       2,000,641
                                             -------------   -------------
   Total Non-Current Liabilities                41,837,835      37,354,612

STOCKHOLDERS' EQUITY:
 Preferred Shares, (Par value $0.01)
   Authorized 1,000,000 shares since April
   24, 1998.  No shares issued.                         --              --
 Common Shares, (Par value $0.01 since April
   24, 1998 and $2.50 prior thereto)
   Authorized 25,000,000 shares since April
   24, 1998 and 12,000,000 prior thereto.
   Issued 6,673,397 shares in 1998 and
   5,673,397 in 1997.                               66,734      14,183,493
 Additional Paid-In Capital                     31,313,928       1,526,192
 Retained Earnings                              27,611,138      21,377,489
 Treasury Shares (797,616 in 1998
   and 845,016 in 1997), at Cost                (4,585,348)     (4,841,221)
 Underfunded Pension Liability Adjustment         (154,535)       (154,535)
                                             -------------   -------------
   Total Stockholders' Equity                   54,251,917      32,091,418
                                             -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 111,079,315   $  89,563,431
                                             =============   =============

                                  -5-

                 LINDBERG CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                   Nine Months Ended
INCREASE (DECREASE) IN CASH                          September 30,
                                             -----------------------------
                                                 1998            1997
                                             -------------   -------------
Cash Flows from Operating Activities:
Net Earnings                                 $   7,478,469   $   4,259,304
Adjustments to Reconcile Net Earnings to
 Net Cash Provided by Operating Activities:
Depreciation                                     4,511,566       2,944,683
Goodwill Amortization                              438,811          21,169
Increase in Deferred Taxes                         180,000         180,000
Change in Assets and Liabilities                 2,181,318         369,979
                                             -------------   -------------
 Total Adjustments to Reconcile Net
   Earnings to Net Cash Provided by
   Operating Activities                          7,311,695       3,515,831
                                             -------------   -------------
 Net Cash Provided by Operating Activities      14,790,164       7,775,135

Cash Flows from Investing Activities:
Capital Expenditures                            (7,679,284)     (5,633,566)
Cash Received from Sale of Precision Products
 Operations                                      6,582,717       1,102,600
Investment in Acquisitions, Net
  of Cash Received                             (24,112,588)     (3,800,000)
                                             -------------   -------------
 Net Cash Used in Investing Activities         (25,209,155)     (8,330,966)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving
  Credit Agreement                               3,800,000         800,000
Issuance of Common Stock                        16,000,000              --
Note Payable for Purchase of Vac-Hyd                    --        (901,437)
Notes Payable for Purchase of Ticorm            (1,900,000)      1,900,000
Notes Payable for Purchase of Alumatherm        (6,320,000)             --
Dividends Paid                                  (1,244,821)     (1,151,786)
                                             -------------   -------------
 Net Cash Provided by Financing Activities      10,335,179         646,777

Net Increase (Decrease) in Cash                    (83,812)         90,946
Cash at Beginning of Period                        283,270          36,228
                                             -------------   -------------
Cash at End of Period                        $     199,458   $     127,174
                                             =============   =============

Supplemental Disclosures of Cash
Flow Information:
 Interest Paid                               $   2,302,378   $   1,021,143
 Income Taxes Paid - Net of Refunds              4,726,578       2,599,094


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

          Statements for the three month and nine month periods ended September 30, 1998 and September 30, 1997 reflect, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2    Comprehensive Income

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard no. 130, "Reporting Comprehensive Income" ("SFAS 130"). For the three month and nine month periods ended September 30, 1998 and September 30, 1997, there was no difference between net earnings as reported and comprehensive income as per SFAS 130.

NOTE 3    Acquisitions

          On January 16, 1998, the Company acquired all of the outstanding shares of both Industrial Steel Treating Co. ("Industrial") and Fabriform Metal Brazing, Inc. ("Fabriform"), related heat treating companies in the Los Angeles area, for $10.6 million. The purchase was effective as of January 1, 1998. On April 16, 1998, the Company acquired all of the outstanding shares of Houston Heat Treating Company ("HHT") for $10.7 million. On September 30, 1998, the Company acquired all of the outstanding shares of Merrell Enterprises, Inc. (D.B.A. Mann Aircraft Forming) of Gardena, California, for $2.8 million plus debt assumed. The acquisitions were funded with additional borrowings under the Company's revolving credit agreement
          ("Credit Agreement").

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

          The preliminary allocation of the purchase prices is as follows: (in thousands)

                                                Industrial/
                                                Fabriform       HHT
                                                ----------   ----------
          Property and Equipment .......        $    5,753   $    9,261
          Accounts Receivable ..........             1,947          954
          Other Assets .................                69           15
          Goodwill .....................             4,633          999
          Accounts Payable .............              (157)         (11)
          Other Liabilities ............            (1,632)        (518)
                                                ----------   ----------
                                               $    10,613   $   10,700

          The following table presents pro forma information for the three month and nine month periods ended September 30, 1998 and September 30, 1997 of the combined entities of Lindberg Corporation, Industrial and Fabriform, HHT, and Alumatherm Heat Treating Company ("Alumatherm"). The Company purchased the remaining 50% interest in Alumatherm from its partner on October 1, 1997.

          The unaudited pro forma information assumes the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share data).

                           Three Months Ended    Nine Months Ended
                              September 30,        September 30,
                           ------------------    ------------------
                            1998       1997       1998       1997
                           -------    -------    -------    -------
          Net Sales        $31,365    $28,833    $97,253    $85,046

          Earnings from
          Continuing
          Operations         2,356      2,042      7,702      6,247

          Net Earnings       2,356      1,844      7,702      5,826


          Per Diluted Share:

          Earnings from
          Continuing
          Operations           .41        .41       1.45       1.28

          Net Earnings         .41        .37       1.45       1.19

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

NOTE 4    Debt

          On February 10, 1998, the Credit Agreement was amended to increase the Company's revolving credit facility by $10 million to $45 million and to adjust certain loan covenants. Additionally, the amendment extended the maturity date of the Credit Agreement to April 2000.

NOTE 5    Material Changes

          The Company is the subject of a pending investigation by the government and a qui tam (whistle-blower) lawsuit regarding alleged violations of the Federal False Claims Act. The Company learned of the lawsuit in late May 1998. Although the activities that are the subject of the investigation and lawsuit appear to relate to only one plant, no assurance can be given that the investigation or lawsuit will not materially adversely affect the Company. Also, the Company assumed a liability for environmental remediation, which has been estimated to be $1.2 million, in its acquisition of Industrial. Otherwise, no material changes have occurred with respect to the Company's contingent liabilities outlined in the consolidated financial statements and the notes thereto through the date of this report.

NOTE 6    Discontinued Operations

          On April 22, 1998, the Company sold certain assets of its Impact Industries, Inc. subsidiary, which was a part of the discontinued Precision Products segment, for cash and a note. On June 11, 1998, the Company sold the assets of Harris Metals, another Precision Products facility, for cash and a note. The Company is continuing to pursue the sale of the remaining Precision Products operations and expects to complete the divestiture of the segment by the end of the first quarter of 1999. The Company believes that the net assets of discontinued operations of $2.4 million as of September 30, 1998 will be realizable upon final disposition.

NOTE 7    Public Stock Offering

          On August 3, 1998, the Company sold 1,000,000 shares of its common stock to the underwriters of a public offering at a price of $16.00 per share, which was net of an underwriting discount.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     OF FINANCIAL CONDITION:

     At September 30, 1998, the Company's total debt was $31.8 million, a decrease of $4.4 million from $36.2 million outstanding as of December 31, 1997. The Company's total debt to capitalization ratio was 37% at the close of the third quarter in 1998 versus 53%
     at the end of last year.   At $31.8 million, total debt decreased
     29% from $44.5 million at the close of the quarter ended June 30, 1998.

     The reduction in total debt during the third quarter of the year resulted largely from a public offering of common stock completed during the period. On August 3, 1998, the Company sold 1,000,000 new shares of its common stock at a public offering price of $17.00 per share (net of an underwriting discount of $1.00 per share). Proceeds received of $16,000,000, less offering expenses, were used to repay debt under the Company's revolving credit agreement.

     On September 30, 1998, the Company acquired Mann Aircraft
     Forming for $2.8 million of cash. The funds used to complete this transaction were borrowed under the Company's revolving credit facility on that date.

     The Company's revolving credit agreement maintained with two banks provides for a total borrowing facility of $45 million. At
     September 30, 1998, the Company had $23.4 million of available capacity under this revolving credit agreement.

     Capital expenditures for the first nine months of 1998 were $7.7 million, an increase from the $5.6 million recorded in the same period of 1997. The spending in 1998 related primarily to the acquisition of additional furnaces/equipment for expansion at certain heat treating locations and for equipment used in the Company's Strategic Partnership 2000 program. The figure does not include funds utilized for acquisitions.

     On July 29, 1998, the Board of Directors declared a cash dividend of $.08 on each share of the Company's common stock. This dividend was paid on September 1, 1998, totaling $470,000. This compared to a dividend payout of $.08 per share of common stock, or $385,000, in the third quarter of 1997.

     The Company believes that its borrowing capacity and funds generated through operations will be sufficient to meet currently foreseen capital investment and working capital needs in support of existing businesses for the balance of 1998 and in the longer term.


     OF RESULTS OF OPERATIONS:

     Quarter ended September 30, 1998 and 1997

     Net sales for the quarter ended September 30, 1998 were $31.4 million, up $10.4 million, or 50%, from $21.0 million for the corresponding period in 1997. Approximately 92% of the year-to-year increase in net sales resulted from acquisitions in the latter half of 1997 and in 1998. Excluding those acquisitions, the Company's remaining operations reported increased net sales of 4% overall. These results are for the Company's continuing heat treating operations, and do not reflect revenues from the Precision Products business segment, which has been reported as discontinued operations.

     Gross profit for the third quarter of 1998 was $9.7 million, up $4.3 million, or 80%, from $5.4 million for the third quarter of 1997. The Company's gross margin in the third quarter of 1998 was 30.9% compared to 25.7% in the same period of 1997. The improved margin resulted as sales growth exceeded the increase in expenses due to the fixed nature of certain of the Company's operating costs, and also from the effect of certain acquisitions since the third quarter of 1997 which have provided above average margins.

     Selling and administrative expenses for the third quarter of 1998 were $5.2 million, an increase of 73% in comparison to $3.0 million in the third quarter of 1997. The increase resulted in large part from expenses associated with acquired companies.

     Subsequent to the Company's acquisition of its partner's 50% interest in the Alumatherm partnership on October 1, 1997, the Company stopped recording equity in earnings of the partnership and, therefore, did not report any such earnings during the third quarter of 1998. During the same period of 1997, the Company reported equity in earnings of $606,000 from the Alumatherm partnership.

     Interest expense in the third quarter of 1998 was $510,000, compared to $387,000 in the third quarter of 1997. The increase resulted from the higher level of borrowing associated with the Company's acquisitions during the latter three months of 1997 and in 1998. Interest expense in the third quarter of 1998 fell 34% from $770,000 in the second quarter of 1998 due to the sale of common stock and subsequent paydown of debt in August 1998.

     Reflecting the above, net earnings from continuing operations in the third quarter of 1998 were $2.4 million, up $810,000, or 52%, from $1.5 million for the corresponding period of 1997. Net earnings from continuing operations for the third quarter of 1998 were $.41 per diluted share, up $.10, or 32%, from $.31 per diluted share in the third quarter of 1997.

     As required by Accounting Principles Board Opinion No. 30, results of discontinued operations for the third quarter of 1998 were included in the reserve for loss on discontinued operations provided for previously. Discontinued operations reported a net loss of $198,000 in the third quarter of 1997.

     Nine months ended September 30, 1998 and 1997

     Net sales for the nine months ended September 30, 1998 were $95.3 million, up $32.9 million, or 53%, from $62.4 million for the corresponding period in 1997. Approximately 86% of the year-to-year increase in net sales resulted from acquisitions in the latter half of 1997 and in 1998. Excluding those acquisitions, the Company's remaining operations reported increased net sales of 7% overall.

     Gross profit for the first nine months of 1998 was $29.6 million, up $13.0 million, or 78%, from $16.6 million for the first nine months of 1997. The Company's gross margin in the first nine months of 1998 was 31.1% compared to 26.7% in the same period of 1997. The improved margin resulted as sales growth exceeded the increase in expenses due to the fixed nature of certain of the Company's operating costs, and also from the effect of recent acquisitions.

     Selling and administrative expenses for the first nine months of 1998 were $15.0 million, compared to $9.1 million in the first nine months of 1997. The increase resulted in large part from expenses associated with acquired companies.

     During the first nine months of 1998, the Company did not record equity in earnings from the Alumatherm partnership. For the same nine-month period of 1997 the Company reported equity in earnings of $1.4 million from the partnership.

     Interest expense in the first nine months of 1998 was $2.1 million, compared to $1.1 million in the corresponding period of 1997. The increase resulted from a higher level of borrowing associated with the Company's acquisitions during the latter six months of 1997 and in 1998, offset to a degree by the sale of common stock and related paydown of debt in the third quarter of 1998.

     Reflecting the above, net earnings from continuing operations in the first nine months of 1998 were $7.5 million, up $2.8 million, or 60%, from $4.7 million for the corresponding period of 1997. Net earnings from continuing operations for the first nine months of 1998 were $1.41 per diluted share, up $.45, or 47%, from $.96 per diluted share in the first nine months of 1997.

     Discontinued operations reported a net loss of $421,000, or $.09 per diluted share, in the first nine months of 1997.

     POSSIBLE EFFECTS OF YEAR 2000:

     The Company maintains computer systems at each operating facility and at its corporate office and, additionally, utilizes embedded technology such as microcontrollers. Certain of these systems/technologies are provided by third party vendors, which are responsible for upgrades and maintenance. Company staff personnel maintain others.

     The Company is in the process of cataloging all areas to determine exposure to the Year 2000 issue. With respect to items supplied by third party vendors, the Company is monitoring progress related to stated solutions to the Year 2000 issue and is in the process of verifying compliance. Systems that are identified as non-compliant will be upgraded or replaced. The Company is in the process of acquiring new software, which will replace and enhance the functionality of current proprietary systems used at its operating plants for order entry, billing, plant routing, shipping and process management. This new software will also be Year 2000 compliant, and installation is expected to be completed during 1999. This project was not accelerated due to the Year 2000 issue.

     Company personnel, working in some cases with third party suppliers, are attempting to confirm that all computer systems and embedded technology will be fully Year 2000 compliant in advance of December 31, 1999, including verification of compliance. Based on present information, the Company believes that its internal systems and those supplied by third parties are or will be Year 2000 compliant without material additional expense, and that past costs related to the Year 2000 issue have also not been material. However, there can be no assurance that the Company's operations will not be adversely affected by this issue, particularly as it relates to compliance by the Company's many customers and suppliers, of which the Company has not presently confirmed Year 2000 readiness status. The Company does not currently have a Year 2000 contingency plan, nor has it been able to reasonably determine the potential worst case effects from the Year 2000 issue, but expects to develop such a plan as soon as is practicable.

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

ITEM 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits required by Item 601 of Regulation S-K - Exhibits required by Item 601 of Regulation S-K are listed in the
           Exhibit Index which is attached hereto at page 15 and which is incorporated herein by reference.

       (b) Reports on Form 8-K - There were no reports on Form 8-K filed in the three months ended September 30, 1998.

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




                                             LINDBERG CORPORATION






Principal Financial and Accounting         By __________________________
Officer:                                      Stephen S. Penley
                                              Senior Vice President
                                              and Chief Financial Officer




Dated: November 10, 1998

                          LINDBERG CORPORATION
                     Quarterly Report on Form 10-Q
              for the Quarter Ended September 30, 1998

                             Exhibit Index

Number and Description of Exhibit
---------------------------------
  11. Statement re computation of per share earnings         Attached

  27. Financial Data Schedule                                Attached
