Form 10-K
period 1998-12-31
LINDBERG CORP /DE/
filed 1999-03-26
CIK 59593

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K

          [x]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998

                         Commission File Number 0-8287

                             LINDBERG CORPORATION
            (Exact name of registrant as specified in its charter)


           Delaware                                      36-1391480
   ------------------------                        ------------------------
   (State of Incorporation)                        (IRS Identification No.)

        6133 North River Road, Suite 700      Rosemont, Illinois 60018
                                (847) 823-2021
  --------------------------------------------------------------------------
  (Address and telephone number of registrant's principal executive offices)

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                                 Common stock
      Common Stock Purchase Rights (currently traded with Common Stock)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price on the Nasdaq Stock Market on March 10, 1999) was $35,641,231.

The number of shares of the registrant's common stock outstanding as of March 10, 1999 was 5,890,386.

                     Documents Incorporated by Reference

Those sections or portions of the registrant's 1998 Annual Report to Stock-holders (the "Annual Report") and of the registrant's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 27, 1999 (the "Proxy Statement"), described in the table of contents and attached hereto, are incorporated by reference into Parts I, II and III of this report.

===============================================================================

                              Table of Contents


Item Number and Caption                        Page
-----------------------                        ----
                                    PART I

Item 1  Business..........................     Annual Report, pp. 21-22, 26
                                               (Notes 2, 3 and 12);
                                               herein, pp. 4-9

Item 2  Properties........................     9-10

Item 3  Legal Proceedings.................     Annual Report, p. 26 (Note 10);
                                               herein, pp. 8-10

Item 4	Submission of Matters to a Vote
           of Security Holders............     11

                                    PART II

Item 5  Market for the Company's
	   Common Equity and Related
           Stockholder Matters............     Annual Report, p. 28 "Stock
                                               Market Information" and p. 23
                                               (Note 5); herein, p. 11

Item 6  Selected Financial Data...........     Annual Report, p. 14 "Five-
                                               Year Financial Review";
                                               herein, p. 11

Item 7  Management's Discussion and
	   Analysis of Financial Condition
           and Results of Operations......     Annual Report, pp. 15-17
                                               "Management's Discussion and
                                               Analysis"; herein, p. 11

Item 7A	Quantitative and Qualitative
           Disclosures About Market Risk..     11

Item 8	Financial Statements and
           Supplementary Data.............     Annual Report, pp. 18-27
                                               "Consolidated Financial
                                               Statements" and "Notes to
                                               Consolidated Financial
                                               Statements"; herein, p. 11

Item 9	Changes in and Disagreements
	   with Accountants on Accounting
           and Financial Disclosure.......     11



Item Number and Caption                        Page
-----------------------                        ----
                                    PART III

Item 10	Directors and Executive Officers
	   of the Company

        (a)  Identification of directors..     Proxy Statement, pp. 1-3,
                                               "The Election of Directors";
                                               herein, p. 11

	(b)  Identification of executive
             officers.....................     12

Item 11 Executive Compensation............     Proxy Statement, pp. 3-8,
                                               "Executive Compensation";
                                               herein, p. 12

Item 12	Security Ownership of Certain
           Beneficial Owners and Management    Proxy Statement, pp. 10-11,
                                               "Stock Ownership";
                                               herein, p. 12

Item 13	Certain Relationships and Related
           Transactions...................     Proxy Statement, p. 2, "The
                                               Election of Directors", and
                                               p. 6, "Executive Compensation -
                                               Compensation Committee
                                               Interlocks and Insider
                                               Participation"; herein, p. 12

                                    PART IV

Item 14	Exhibits, Financial Statement
           Schedules and Reports on Form 8-K   13-15

Signatures................................     16

Exhibit Index.............................     17-19

                                       3

                                    PART I

               STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report or documents incorporated herein by reference contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not statements of historical fact, including statements regarding future revenues, expenses and profits. These forward-looking statements are subject to known and unknown risks, uncertainties or other factors which may cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by the forward-looking statements. Such risks and factors include, but are not limited to, those discussed in
Exhibit 99.1 attached to this report and under "Management's Discussion and Analysis of Results of Operations and Financial Condition" incorporated by reference below. All cautionary statements made in this report and documents incorporated herein should be read as being applicable to all related forward-looking statements wherever they appear.

ITEM 1.   BUSINESS

General development of business

Lindberg is the largest commercial heat treating company in North America, with operations in major industrial centers throughout the United States and in Mexico. The Company serves more than 10,000 customers in diverse indus-tries, including commercial aerospace, automotive/light truck, off-road vehicle, oilfield equipment, defense, consumer products, tool and die, agri-products and a variety of other industries. The Company was founded in 1922 and, through both internal growth and acquisitions, today operates 28 heat treating plants and six heat treating facilities located on the premises of customers, in 15 states and in Mexico.

Lindberg made its initial public offering of common stock in 1959. On August 3, 1998, the Company sold 1,000,000 new shares of its common stock at a public offering price of $17.00 per share, net of an underwriting discount or $1.00 per share. Proceeds of $16.0 million, less offering expenses, was used to repay debt under the Company's revolving credit agreement.

On January 16, 1998, the Company acquired all of the outstanding shares of both Industrial Steel Treating Co. and Fabriform Metal Brazing, Inc. (collectively, "Industrial"), related heat treating companies in the Los Angeles area which primarily service the aerospace industry. On April 16, 1998, the Company acquired all of the outstanding shares of Houston Heat Treating Company ("HHT"). HHT primarily serves the oil and gas industry.
On September 30, 1998, the Company acquired all of the outstanding shares of Merrell Enterprises, Inc. (operating as Mann Aircraft Forming) of Gardena, California, a metal stretching and forming business. On November 12, 1998, the Company acquired all of the outstanding shares of Quality Heat-Treat, Inc. ("Quality") and the assets of certain related companies of Quality. Quality primarily serves the off-road vehicle and oilfield equipment industries. Subsequent to the end of 1998, on February 17, 1999, the Company acquired all of the outstanding shares of Metal-Lab of Wisconsin, Inc., a heat treating company primarily serving the tool and die industry. Since May 1996, the Company has acquired nine companies in the United States, and continues to seek other acquisitions.

In 1998, the Company started its first heat treating operation in Mexico, outside Monterrey. The Company intends that the plant will be a base of operations that could expand over time to meet other market needs, particu-larly in the growing metal-working markets of northern Mexico.

In 1998 and early 1999, the Company sold the operations of its discontinued Precision Products segment. On April 22, 1998, the Company sold certain assets of Impact Industries, Inc.; on June 11, 1998, the Company sold the assets of Harris Metals; and on January 18, 1999, the Company sold the assets of Arrow-Acme Company. As a result, the Company presently operates solely in the heat treating industry segment.

Industry

Heat treating in the United States is performed in-house in captive heat treating departments of manufacturers or externally by a commercial heat treating company such as Lindberg. The U.S. Department of Commerce reported sales by commercial heat treating companies of approximately $2 billion in 1996. Management believes that $2 billion represents about 10% of the annual heat treating performed in the U.S., with the balance performed in captive heat treating departments. In-house heat treating facilities are typically part of a larger facility, such as a steel mill or an automobile components factory, whose large volumes justify a captive operation. Commercial heat treaters are independent companies that specialize in heat treating or other metal treatments and serve a large number of customers across a variety of industries. Commercial heat treating sales, as compiled by the Metal Treating Institute, an industry association, have grown at a compound annual rate of approximately 7% from 1994 through 1998.

Due to the time and costs associated with transporting materials and customers' need for quick turnaround times for heat treated products, commercial heat treating has developed as a regional industry, with customers typically located within 100 to 200 miles of the heat treating supplier. Consequently, the commercial heat treating industry is highly fragmented. Commercial heat treaters are concentrated in major industrial centers of the country. Average 1998 revenues reported by the Metal Treating Institute members participating in its annual survey were approximately $4 million. Management estimates that the top five commercial heat treating companies in terms of revenues in the U.S. represent approximately 15% of the commercial market.

The fragmented nature of the commercial heat treating industry has presented opportunity for consolidation. Several factors have motivated smaller commercial heat treating owners to sell to larger commercial heat treaters, including increasingly burdensome regulatory and certification requirements, capital expenditures necessary to remain competitive, increasing demand for technical expertise, and succession planning considerations. In addition, a number of industry participants have acquired other heat treaters in order to expand their geographical presence and provide expanded or enhanced service capabilities.

Management expects outsourcing to be a continuing opportunity in the heat treating industry. Many smaller companies involved in the manufacture of metal components outsource their heat treating requirements to commercial heat treaters in order to avoid the significant cost of heat treating equipment.
In recent years, larger manufacturers have also outsourced heat treating requirements due to the increased demand for technical expertise required in heat treating and the relatively small portion of the total cost of the finished product represented by heat treating.

Processes

Lindberg offers a wide range of heat treating processes for steel, aluminum, cast iron, titanium alloys and other metals. Processes are performed on customer-provided products at various steps in the manufacturing cycle. The Company does not maintain a raw material inventory or own work-in-process. The range of processing offered by the Company requires different types and sizes of primary and secondary heat treating equipment.

Heat treating improves the mechanical properties, performance, durability and wear resistance of metals and is an important step in many manufacturing pro-cesses involving metals. Heat treating can soften metal to improve formabil-ity, make a part harder to improve strength, put a hard surface on a relative-ly soft component to increase strength or abrasion resistance, put a corrosion-resistant surface on an item that would otherwise corrode or temper a brittle product. Heat treated parts are essential to the operation of automobiles, aircraft, spacecraft, consumer products, and heavy equipment of every kind. Typical products that the Company heat treats are aircraft components, automotive parts, machine tools and dies, oilfield drill rig parts, bearings, gears, axles, fasteners, camshafts, crankshafts and cutting tools.

Heat treating is a process in which metal is heated and cooled under tight controls. Heat treating processes require three basic steps: (i) heating to a specified temperature, (ii) holding at that temperature for the appropriate amount of time, and (iii) cooling according to a prescribed method. Temper-atures may range as high as 2400 F, and time at temperature may vary from a few seconds to as many as 60 hours or more. Some materials are cooled slowly in the furnace, but others must be cooled quickly, or "quenched." Primary quenching media include water, oils, gases and polymer solutions. Each quenching medium has specific characteristics that make it well-suited for certain applications.

Of the Company's wide range of heat treating processes, the following are the most common:

Hardening, Tempering and Annealing are performed using a variety of media, including electric and gas furnaces, neutral salt baths, press quenching and vacuum furnaces. The purpose of these processes is to create the ideal metallurgical properties in the treated material.

Solution Treating and Aging is performed on aluminum, titanium and stainless steel pieces to create desired properties of ductility and hardness throughout the piece.

Surface Treating utilizes a specialized furnace to heat steels to an appro-priate temperature. Once the selected temperature is achieved, a carbon or nitrogen rich gas is introduced to the furnace and elements within the gas diffuse into the surface of the steel. The surface of the material is trans-formed into a tougher, more wear resistant structure, while the core of the material retains its ductility. Types of surface treatment include carburizing, nitriding, carbo nitriding and ferritic nitrocarburizing.

Brazing is a process which uses heat treating to bond two different pieces. The Company utilizes electric furnaces, vacuum furnaces and induction in its brazing process.

Lindberg has established itself as a leading commercial heat treater based on its level of quality and service, technical expertise and network of facilities, industry certifications and national reputation. The Company delivers its services on a timely basis, while its technical expertise provides the capability to develop customized solutions that meet specific customer needs. Most of the Company's plants are recognized with third-party quality endorsements, such as ISO 9000, QS 9000, NADCAP, and AS 9000, and have approved vendor status from many major manufacturers. These certifications and approvals enable the Company to heat treat products manufactured by or for some of the largest domestic manufacturers, and, increasingly, represent a barrier to entry for those heat treaters seeking to serve such manufacturers.

Operations

Because the industry is fragmented and localized, the Company's operations are decentralized so each plant can react quickly and effectively to local market conditions. The Company's divisions have considerable autonomy in most oper-ational areas, including sales, pricing, hiring and participation in strategic planning for their respective local markets. In addition, the Company's facilities tend to be clustered in certain geographic areas, which permits individual facilities to utilize additional capacity or other heat treating processes at alternate sites if necessary.
Each plant is equipped with furnaces of various types and sizes, and support equipment. Many pieces of primary equipment are capable of running several different processes. Auxiliary items include fixtures, atmosphere generators, material handling equipment, cleaning equipment and metallurgical testing equipment. Key suppliers provide electricity and natural gas. Other important purchased materials include quench oils, process gases, fixtures, maintenance supplies, laboratory and testing supplies and auxiliary equipment. The Company has not experienced any material restrictions by its suppliers of sources of energy or any other significant raw materials necessary in the process of heat treating.

The Company services certain customers which are seasonal in nature. However, in large part because of compensating variations and the large majority of non-seasonal customers, the Company does not view its business as seasonal.

Customers

The Company serves about 10,000 customers that range from owner-operated job shops to large, national manufacturing companies. At the plant level, each of the Company's 28 heat treating facilities serve an average of 350 customers. The Company's largest direct customer accounted for less than 3% of the Company's net sales in 1998. The ten largest customers accounted for approx-imately 11% of net sales in 1998.

The Company's customers are suppliers to companies operating in a variety of manufacturing industries, including commercial aerospace, automotive/light truck, off-road vehicle, oilfield equipment, defense, consumer products, building components, tool and die, agriproducts and a variety of other industries. The Company also provides heat treating services directly to those companies in such industries.

Management estimates that customers serving the commercial aerospace industry currently account for approximately 30-35% of the Company's net sales and that customers serving the automotive/light truck industry account for approx-imately 10-15% of net sales. Because the Company provides heat treating services at different stages of the manufacturing process to a wide range of manufacturers and their suppliers in a variety of industries, the Company cannot measure precisely its penetration of specific industries.

Most of the Company's plants are located in a major industrial area of the Midwest, California, Texas or the Northeast, and usually serve customers in that region. Because customers generally want to minimize the expense and risks associated with transporting their products over long distances to and from commercial heat treating plants, they tend to prefer heat treaters located in close proximity to their own facilities. Customers often deliver and pick up their parts, or the plant provides some delivery with its own trucking. This market configuration has led to some degree of specialization for most of the Company's plants, with each plant focusing on the particular needs of its major customers in its area. The Company operates with a limited backlog due to the localized nature of its businesses and the customers' necessity for a quick turnaround. The Company's plants typically process orders within one to five days; therefore, backlog in facilities is generally estimated to be less than one week.

Competition

Due to the regional and highly fragmented nature of the commercial heat treating industry, each plant has competition of varying degrees of intensity. Competition consists of local heat treating owner-operators and certain facilities of larger regional heat treating companies. Each plant competes in its market on the basis of service and on-time delivery, quality and price. Local management at each of the Company's facilities is largely responsible for its own pricing and cost control, and thus has the flexibility to respond to local market conditions.

National competition in the commercial heat treating industry is limited. There are competitors in particular localities that are larger than the Company's facility located in those markets. Such competitors may also be divisions of larger regional companies and, therefore, have access to additional resources. Competition also exists from in-house heat treating facilities of manufacturers, although the Company also considers such manufacturers as potential customers.

Management believes that the Company's national presence, size and reputation for quality and service position it to supply many of the nation's largest corporations. The certification requirements by many of these major companies are a significant barrier to entry for heat treaters seeking to serve such customers.

Associates

Currently, the Company employs approximately 1,250 associates at its 28 plants, as compared to 975 associates in the Company's heat treating operations at December 31, 1997. Of these associates, 172 are covered by collective bargaining agreements. One agreement is subject to renewal negotiation in 2000. The Company believes that its employee relations are good.

Environmental Regulation

The Company employs some environmentally hazardous materials. The Company has made expenditures to comply with laws and regulations relating to the protection of the environment, including studies, investigations and remedia-tion of ground contamination, and expects to make such expenditures in the future in its efforts to comply with existing and future requirements. While such expenditures to date have not materially affected the Company's capital expenditures, competitive position, financial condition or results of operations, there can be no assurance that more stringent regulation or enforcement in the future will not have such effects.

In some cases, the Company has notified state authorities of a possible need for remediation at sites it previously operated or currently operates. These include the environmental remediation assumed as part of its acquisition of Industrial in January 1998. At all such sites, costs which may be incurred are difficult to accurately predict until the level of contamination is determined, and would be subject to increase if more contamination is discov-ered during investigation or remediation or if state authorities require more remediation than anticipated. Such costs may be less if the contamination proves to be less than currently expected and to the extent costs are covered by insurance or are allocable to others.

The Company has also been notified by various state and federal governmental authorities that they believe the Company may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at four waste disposal sites which were never owned or operated by the Company. The Company is participating in negotiations for settlement with the relevant authorities or other parties believed by the Company to be respons-ible for clean-up obligations and further believes its responsibility to be of a minor nature. Management believes that the ultimate outcome will not have a material effect on its financial condition or results of operations.

At December 31, 1998, the Company had reserves of $2.2 million to cover future anticipated costs. The Company has estimated a range of costs in establishing these reserves. Such reserves give no effect to possible recoveries from insurers or other potentially responsible parties, nor do they reflect any discount for the several years over which investigation or remediation amounts may be paid out.

Patents, Trademarks and Licenses

The Company is a minority stockholder in a consortium of industrial partners called Thixomat, Inc. Thixomat, Inc. was formed in 1989 to promote and commercialize the ThixomoldingTM technology, a specialized molding process.

ITEM 2.   PROPERTIES

The principal plants of the Company, the approximate square footage and whether the plants are leased or owned are as follows:


            Location              Square Feet        Leased or Owned
------------------------------    -----------        ---------------
Melrose Park, IL..............        200,000                  Owned
Houston, TX (1)...............        200,000                  Owned
Racine, WI....................        193,500                  Owned
Solon, OH.....................         96,300                  Owned
Lansing, MI...................         83,800                  Owned
Paramount, CA (1).............         80,000                 Leased
Gardena, CA (1)...............         75,000                 Leased
Dallas, TX....................         60,000                  Owned
Rancho Dominguez, CA..........         55,000                 Leased
New Berlin, WI................         50,000                  Owned
St.  Louis, MO................         50,000                  Owned
Worcester, MA.................         45,000                  Owned
Huntington Park, CA (1).......         40,000                  Owned
Minneapolis, MN...............         40,000                 Leased
Sturtevant, WI................         40,000                  Owned
Westminster, CA...............         38,400                  Owned
Berlin, CT....................         36,700                  Owned
Santa Fe Springs, CA..........         36,000                 Leased
Waterbury, CT.................         32,600                 Leased
Los Angeles, CA...............         31,000                  Owned
Tulsa, OK.....................         30,300                  Owned
Wichita, KS...................         30,000                 Leased
Garden Grove, CA..............         21,000                 Leased
Rochester, NY.................         17,000                 Leased
Monterrey, Mexico.............          2,900                 Leased
__________
(1) Consisting of two plants.

The following SP 2000 operations are located in customer facilities at the locations indicated (in each case with no substantial occupancy charge):


            Location              Square Feet
------------------------------    -----------
Reading, PA...................         15,000
Lexington, TN.................         10,000
Bedford Heights, OH...........          9,600
Clintonville, WI..............          5,000
Downers Grove, IL.............          4,500


The Company's corporate office consists of an 8,900-square-foot leased space located in Rosemont, Illinois. Six of the Company's leases will expire within the next three years, four of which are renewable at the option of the Company.

The Company's facilities are suitable for their respective uses and are, in general, adequate for the Company's current needs. Those providing products in markets where economic activity is strong at any particular time operate at relatively high levels of plant utilization. The Company believes that it has sufficient capacity at its current facilities to absorb additional workloads at reasonably anticipated levels.

ITEM 3.   LEGAL PROCEEDINGS

The Company is a defendant in a qui tam (whistle-blower) lawsuit filed by a former employee of the Company under seal on or about July 25, 1996 in the U.S. District Court for the Central District of California, seeking to recover damages and civil penalties arising from allegedly false statements and claims made by the Company in violation of the federal False Claims Act and seeking damages resulting from the plaintiff's allegedly wrongful discharge and retaliatory acts by the Company. The complaint alleges that the Company defrauded the government by submitting invoices and other document-ation falsely representing that certain metal parts had been treated at one Company facility by equipment that met certain industry and government standards. The government notified the Company of the complaint in late May 1998, stating that the court partially unsealed the complaint to facilitate discussions between the parties. The government told the Company that it was also independently investigating the hardness testing certification of certain items treated at the same Company facility. The Company is in the process of settling with the government and the plaintiff on terms which will not have a material adverse affect on the Company's results of operations or financial condition.

The Company is a party to various other lawsuits and claims arising in the ordinary course of business. After review and consultation with legal counsel, the Company believes that any liability resulting from these matters would not materially affect its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Incorporated by reference to page 28 of the Annual Report, section entitled "Stock Market Information" and to page 23 of the Annual Report - Note 5 to the Consolidated Financial Statements. As of March 10, 1999, the Company had 436 stockholders of record.

ITEM 6.   SELECTED FINANCIAL DATA

Incorporated by reference to page 14 of the Annual Report, section entitled "Five-Year Financial Review."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to pages 15-17 of the Annual Report, section entitled "Management's Discussion and Analysis."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to pages 18-27 of the Annual Report, section entitled "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Identification of Directors
    ---------------------------
    Incorporated by reference to pages 1-3 of the Proxy Statement, section entitled "The Election of Directors."


(b) Identification of Executive Officers
    ------------------------------------
Name                    Age     Position
-------------------     ---     ---------------------------------------------
Leo G. Thompson         58      President (since October 1987) and Chief
                                Executive Officer (since January 1991).

Stephen S. Penley       49      Chief Financial Officer  (since January 1989),
                                Senior Vice President (since July 1993),
                                Secretary (since October 1990); formerly
                                Treasurer (January 1989 to July 1996).

Michael W. Nelson       51      Senior Group Vice President and Manager of
                                East and Central Operations (since March
                                1998); formerly Senior Vice President and
                                President of Heat Treat Operations (July 1993
                                to March 1998).

Paul J. McCarren	52	Group Vice President and Manager of West Coast
                                Operations (since March 1998); prior thereto,
                                various operating positions (from 1972 to
                                March 1998).

Executive Officers of the Company are elected annually by the Board of Directors of the Company in April.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to pages 3-8 of the Proxy Statement, section entitled "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to pages 10-11 of the Proxy Statement, section entitled "Stock Ownership."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to page 2 of the Proxy Statement, section entitled
"The Election of Directors", and to page 6, section entitled "Executive
Compensation - Compensation Committee Interlocks and Insider Participation."



                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements                           Page or Reference
       --------------------                           -----------------
       Consolidated Statements of Earnings
       and Stockholders' Equity for the years
       ended December 31, 1998, 1997 and 1996...      Annual Report, p. 18

       Consolidated Balance Sheets as of
       December 31, 1998 and 1997...............      Annual Report, p. 19

       Consolidated Statements of Cash Flows for
       the years ended December 31, 1998, 1997
       and 1996.................................      Annual Report, p. 20

       Notes to Consolidated Financial Statements     Annual Report, pp. 21-27

       Report of Independent Public Accountants       Annual Report, p. 27

(a)(2) Financial Statement Schedules
       -----------------------------

       Schedule II -- Valuation and Qualifying
       Accounts and Reserves....................      14

       Report of Independent Public Accountants
       on Schedules.............................      15


       Schedules other than that listed above are omitted for the reason that they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

(b)    Reports on Form 8-K
       -------------------
       There were no Current Reports on Form 8-K filed by the Company during the fourth quarter of 1998.

(c)    Exhibits Required by Item 601 of Regulation S-K
       -----------------------------------------------
       Exhibits required by Item 601 of Regulation S-K are listed in the
       Exhibit Index which is attached hereto at pages 17-19 and which is incorporated herein by reference.

                    LINDBERG CORPORATION AND SUBSIDIARIES

                          SCHEDULE II--VALUATION AND
                       QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Allowance for Doubtful Accounts
-------------------------------
                                       1998            1997            1996
                                     --------        --------        --------
Balance at beginning of year......   $363,000        $325,000        $296,000

Provision charged to expense
    during the year...............    746,000         121,000          95,000

Reserves assumed in acquisitions..    137,000          65,000              --

Write-offs during the year,
    net of recoveries.............   (358,000)       (148,000)        (66,000)
                                     --------        --------        --------
Balance at end of year............   $888,000        $363,000        $325,000
                                     ========        ========        ========

                                       14

                             REPORT OF INDEPENDENT
                              PUBLIC ACCOUNTANTS
                                 ON SCHEDULES

To the Stockholders of
Lindberg Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Lindberg Corporation's annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 22, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP


Chicago, Illinois
January 22, 1999

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1999.

                           LINDBERG CORPORATION


                           By /s/ Stephen S. Penley
                              ---------------------
                           Stephen S. Penley
                           Senior Vice President and Chief Financial Officer; Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on March 24, 1999.

/s/ Leo G. Thompson
-------------------
Leo G. Thompson
President and Chief Executive Officer and Director

/s/ Stephen S. Penley
---------------------
Stephen S. Penley
Senior Vice President and Chief Financial Officer;
Principal Financial and Accounting Officer

/s/ George H. Bodeen
--------------------
George H. Bodeen
Director

/s/ Dr. Raymond F. Decker
-------------------------
Dr. Raymond F. Decker
Director

/s/ Raymond A. Jean
-------------------
Raymond A. Jean
Director

/s/ John W. Puth
----------------
John W. Puth
Director

/s/ J. Thomas Schanck
---------------------
J. Thomas Schanck
Director

                             LINDBERG CORPORATION
                          Annual Report on Form 10-K
                     for the Year Ended December 31, 1998

                                EXHIBIT INDEX


Exhibit No.*                        Description
------------                        -----------
2.1           Purchase Agreement dated October 1, 1997 among Aerospace
              Aluminum Heat Treating Company, Alta Canada Corporation,
              California Manufacturing Enterprises, Inc. and Lindberg
              Corporation (incorporated by reference to Exhibit
              2.1 of the Company's Current Report on Form 8-K dated October
              15, 1997).

2.2 Purchase Agreement dated January 16, 1998 among the stockholders of Industrial Steel Treating Co. and Lindberg Corporation
              (incorporated by reference to Exhibit 2 of the Company's Current
              Report on Form 8-K dated January 30, 1998).

2.3 Purchase Agreement dated April 16, 1998 among the stockholders of Houston Heat Treating Company and Lindberg Corporation
              (incorporated by reference to Exhibit 2.1 of the Company's
              Current Report on Form 8-K dated April 23, 1998).

3.1           Composite Certificate of Incorporation, as amended through April
              24, 1998 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1998).

3.2 Certificate of Amendment of Certificate of Incorporation effect-ive as of April 27, 1979 (incorporated by reference to Exhibit
              3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

3.3 Certificate of Amendment of Certificate of Incorporation effective as of April 24, 1987 (incorporated by reference to page 6 of the Company's Definitive Proxy Statement on Schedule
              14A filed with the Commission in connection with the Company's
              1987 annual meeting of stockholders).

3.4 Certificate of Amendment of Certificate of Incorporation effect-ive as of April 24, 1998 (incorporated by reference to Exhibit
              3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.5 By-laws, as amended through October 23, 1996 (incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form
              10-K for the year ended December 31, 1996).

4.0           Specimen Common Stock Certificate (incorporated by reference to
              Exhibit 4.0 of the Company's Registration Statement on Form S-2,
              Registration No. 333-57313).

---------------------
*  Filed with this report unless otherwise indicated.



Exhibit No.*                        Description
------------                        -----------
4.1           Amended and Restated Credit Agreement dated as of April 28, 1994 between the Company, various financial institutions and
              Continental Bank N.A. (now Bank of America National Trust and
              Savings Association), as agent (incorporated by reference to
              Exhibit 4.2 of the Company's Current Report on Form 8-K dated
              April 29, 1994).

4.2 First Amendment to Amended and Restated Credit Agreement dated as of November 2, 1995 (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

4.3 Second Amendment to Amended and Restated Credit Agreement dated as of January 31, 1996 (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended
              December 31, 1995).

4.4 Third Amendment to Amended and Restated Credit Agreement dated as of September 29, 1997 (incorporated by reference to Exhibit
              4.1 to the Company's Current Report on Form 8-K dated October
              15, 1997).

4.5 Fourth Amendment to Amended and Restated Credit Agreement dated as of February 10, 1998 (incorporated by reference to Exhibit
              4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

4.6 Fifth Amendment to Amended and Restated Credit Agreement dated as of February 5, 1999.

4.7 Note Agreement dated as of October 15, 1995 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

4.8 Rights Agreement dated November 21, 1996, between the Company and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company's Report on Form 8-A dated December 6, 1996).

10.1          Description of Bonus Program (incorporated by reference to page
              6 of the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission in connection with the Company's 1996 annual meeting of stockholders).

10.2 Consulting Agreement between the Company and George H. Bodeen dated October 25, 1990 (incorporated by reference to Exhibit
              10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990).**

---------------------
*  Filed with this report unless otherwise indicated.
** Identifies management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c).


Exhibit No.*                        Description
------------                        -----------
10.3          Amended and Restated 1991 Stock Option Plan for Key Employees
              (incorporated by reference to Appendix A of the Company's
              Definitive Proxy Statement on Schedule 14A filed with the
              Commission in connection with the Company's 1995 annual meeting of stockholders).**

10.4          Amended and Restated 1991 Stock Option Plan for Directors
              (incorporated by reference to Appendix A of the Company's
              Definitive Proxy Statement on Schedule 14A filed with the
              Commission in connection with the Company's 1997 annual meeting of stockholders).**

10.5          Employment Agreement dated September 17, 1996, between the
              Company and Leo G. Thompson (incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**

10.6          Employment Agreement dated September 17, 1996, between the
              Company and Stephen S. Penley (incorporated by reference to
              Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).**

11            Computation of Per Share Earnings.

13 Information on Annual Report to Stockholders incorporated herein by reference.

21            Subsidiaries of the Company.

23            Consent of Independent Public Accountants.

27            Financial Data Schedule.

99.1          Statement Concerning Forward-Looking Statements.

__________________________
*  Filed with this report unless otherwise indicated.
** Identifies management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c).

                                       19