Form 10-Q
period 1999-03-31
LINDBERG CORP /DE/
filed 1999-05-14
CIK 59593

-------------------------------------------------------------------------------
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter ended March 31, 1999

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

The number of shares of the registrant's common stock, $.01 par value, outstanding as of May 11, 1999 was 5,905,636.

                 LINDBERG CORPORATION AND SUBSIDIARIES

                           TABLE OF CONTENTS


         Part I  Financial Information:                           Page No.
                                                                  --------

Item 1.   Consolidated Statements of Earnings - Three Months
           Ended March 31, 1999 and 1998 .............................3

          Consolidated Balance Sheets - As of March 31, 1999
           and December 31, 1998......................................4

          Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 1999 and 1998 .............................5

          Notes to the Consolidated Financial Statements .............6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations .......................8


          Part II  Other Information:

Item 1.   Legal Proceedings .........................................11

Item 6.   Exhibits and Reports on Form 8-K ..........................11

          Signatures ................................................12

                       PART I FINANCIAL INFORMATION

                 LINDBERG CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)

                                            Three Months Ended
                                                  March 31,
                                        ---------------------------
                                               1999            1998
                                        -----------     -----------
Net Sales                               $32,141,140     $30,872,196

Cost of Sales                           (22,365,635)    (21,272,434)
                                        -----------     -----------
  Gross Profit                            9,775,505       9,599,762

Selling and Administrative Expense       (5,017,591)     (4,723,832)
                                        -----------     -----------
  Operating Earnings                      4,757,914       4,875,930

Interest Expense - Net                     (530,147)       (775,526)
                                        -----------     -----------
  Earnings Before Income Taxes            4,227,767       4,100,404

Provision for Income Taxes               (1,729,309)     (1,660,487)
                                        -----------     -----------
Net Earnings                            $ 2,498,458     $ 2,439,917
                                        ===========     ===========


Basic Net Earnings Per Share            $       .42     $       .50
                                        ===========     ===========

Weighted Average Shares Outstanding       5,888,825       4,835,884
                                        ===========     ===========


Diluted Net Earnings Per Share          $       .42     $       .48
                                        ===========     ===========

Weighted Average Shares Outstanding
  and Equivalents                         5,970,286       5,041,993
                                        ===========     ===========


Cash Dividends Declared and Paid        $       .08     $       .08
                                        ===========     ===========

                                  -4-

                 LINDBERG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                               March 31,         December 31,
                                                1999                1998
                                             (UNAUDITED)
                                            -------------       ------------
ASSETS
------
Current Assets:
 Cash                                       $     211,114      $     157,391
 Receivables (Net)                             20,802,598         19,281,571
 Net Assets of Discontinued Operations                 --          2,142,719
 Other Current Assets                           1,007,318          2,312,127
                                            -------------      -------------
   Total Current Assets                        22,021,030         23,893,808


Property and Equipment:
 Cost                                         133,540,192        125,918,525
 Accumulated Depreciation                     (60,728,386)       (59,181,581)
                                            -------------      -------------
   Net Property and Equipment                  72,811,806         66,736,944

Goodwill (Less Accumulated Amortization)       23,899,006         19,922,274
Long-Term Notes Receivable                      3,806,237          3,250,000
Other Non-Current Assets                        1,701,107          1,686,776
                                            -------------      -------------

Total Assets                                $ 124,239,186      $ 115,489,802
                                            =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Current Maturities on Long-Term Debt       $      56,439      $      77,271
 Notes Payable                                  2,000,000          2,000,000
 Accounts Payable                               2,786,856          4,187,398
 Accrued Expenses                               8,464,953          9,006,770
                                            -------------      -------------
   Total Current Liabilities                   13,308,248         15,271,439

Non-Current Liabilities:
 Deferred Income Taxes                          7,115,718          7,055,718
 Long-Term Debt (Less Current Maturities)      41,080,151         32,683,630
 Other Non-Current Liabilities                  4,797,888          4,685,851
                                            -------------      -------------
   Total Non-Current Liabilities               52,993,757         44,425,199

Stockholders' Equity:
 Preferred Stock, $0.01 par value:
   Authorized 1,000,000 Shares.
   No shares issued.                                   --                 --
 Common Stock, $0.01 par value:
   Authorized 25,000,000 shares.
   Issued 6,673,397 shares.                        66,734             66,734
 Additional Paid-In Capital                    31,328,663         31,326,023
 Retained Earnings                             31,227,876         29,200,569
 Treasury Shares (778,761 in 1999
   and 790,661 in 1998), at Cost               (4,485,932)        (4,529,767)
 Cumulative Foreign Translation Adjustment        (23,546)           (93,781)
 Underfunded Pension Liability Adjustment        (176,614)          (176,614)
                                            -------------      -------------
   Total Stockholders' Equity                  57,937,181         55,793,164
                                            -------------      -------------

Total Liabilities and Stockholders' Equity  $ 124,239,186      $ 115,489,802
                                            =============      =============

                                  -5-

                 LINDBERG CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                      Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                     1999          1998
                                                  -----------   -----------
Increase (Decrease) in Cash
Cash Flows from Operating Activities:
Net Earnings                                      $ 2,498,458   $ 2,439,917
Adjustments to Reconcile Net Earnings
  to Net Cash Provided by Operating Activities:
Depreciation                                        1,867,562     1,309,901
Goodwill Amortization                                 183,793       160,686
Change in Assets and Liabilities                   (2,118,222)    1,308,609
                                                  -----------   -----------
 Total Adjustments to Reconcile Net
   Earnings to Net Cash Provided by
   Operating Activities                               (66,867)    2,779,196
                                                  -----------   -----------
 Net Cash Provided by Operating Activities          2,431,591     5,219,113

Cash Flows from Investing Activities:
Capital Expenditures                               (2,669,056)   (2,315,837)
Cash Received for Sale of Discontinued Operations   2,299,411            --
Cash Payments for Acquisitions,
   Net of Cash Acquired                            (9,937,072)  (10,613,703)
                                                  -----------   -----------
 Net Cash Used in Investing Activities            (10,306,717)  (12,929,540)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreement     8,400,000    10,200,000
Repayment of Notes Payable                                 --    (1,840,000)
Dividends Paid                                       (471,151)     (386,518)
                                                  -----------   -----------
 Net Cash Provided by Financing Activities          7,928,849     7,973,482
                                                  -----------   -----------
Net Increase in Cash                                   53,723       263,055
Cash at Beginning of Period                           157,391       283,270
                                                  -----------   -----------
Cash at End of Period                             $   211,114   $   546,325
                                                  ===========   ===========

Supplemental Disclosures of Cash Flow Information:
 Interest Paid                                    $   532,347   $   562,537
 Income Taxes Paid (Net of Refunds)                   147,283       232,984


                 LINDBERG CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

          Statements for the three month periods ended March 31, 1999 and March 31, 1998 reflect, in the opinion of the company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2    Segment Reporting

          Effective January 1, 1998, the company adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related
          Information" (SFAS 131). The company does not operate in more than one segment of business and no customer accounted for more than 10% of the company's sales.

NOTE 3    Acquisitions

          On February 17, 1999, the company acquired all of the outstanding shares of Metal-Lab of Wisconsin, Inc. ("Metal-Lab"), located in Sturtevant, Wisconsin, for $9.9 million. Metal-Lab primarily serves the tool and die industry. The acquisition was funded with borrowings under the revolving credit agreement.

          The cost of the acquisition has been allocated to the assets and liabilities based on their estimated fair market value. Goodwill is amortized using the straight line method over 30 years.

NOTE 4    Debt

          In February 1999, the company's revolving credit facility with its banks was amended to increase the borrowing capacity from $45 million to $70 million. Additionally, the amendment extended the maturity date of the agreement relating to the facility to December 2001 and adjusted certain loan covenants.

NOTE 5    Material Changes

          No material changes have occurred with respect to the company's contingent liabilities outlined in the company's 1998 10-K through the date of this report.

NOTE 6    Discontinued Operations

          On January 18, 1999, the company sold the assets of the remaining operation of its discontinued Precision Products segment, Arrow-Acme Company, for cash and a note, thereby completing the divestiture of that segment. The divestiture of the Precision Products segment was completed within the reserves established during the fourth quarter of 1997, when the company initially accounted for the segment as a discontinued operation.

     "Safe Harbor" Statement: This report contains "forward-looking statements" within the meaning of the Private
     Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not statements of historical fact, including statements regarding future revenues, expenses and profits. These forward-looking statements are subject to known and unknown risks, uncertainties or other factors which may cause the actual results of the company to be materially different from the historical results or from any results expressed or implied by the forward-looking statements. Such risks and factors include, but are not limited to, those discussed in Exhibit 99.1 of the company's most recently filed Form 10-K with the Securities Exchange Commission.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

  OF FINANCIAL CONDITION:

  At March 31, 1999, the Company's total debt was $43.1 million, an increase of $8.3 million from $34.8 million outstanding at December 31, 1998. The Company's total debt to capitalization ratio was 43% at the end of the first quarter of 1999 as compared to 38% at the end of 1998.

  The level of debt increased in the first quarter of 1999 primarily as a result of the acquisition of Metal-Lab of Wisconsin, Inc. ("Metal-Lab") on February 17, 1999 for a purchase price, net of cash received, of $9.9 million. This transaction was funded with additional borrowings under the Company's revolving credit agreement. The cash effect of this purchase was offset to a degree by cash generated from the sale of the assets of the last discontinued Precision Products segment operation -- Arrow-Acme Company -- during the quarter, which was used to repay debt.

  In February 1999, the Company amended its revolving credit facility to increase the total borrowing capacity from $45 million to $70 million, extend the maturity date of the agreement relating to the facility to December 2001 and to adjust certain loan covenants. At March 31, 1999, the Company had $35 million of available capacity under the amended revolving credit facility.

  Capital expenditures for the first three months of 1999 were $2.7 million, increased from $2.3 million in the corresponding period of 1998. The spending in the first quarter of 1999 related primarily to the acquisition of additional furnaces and equipment for expansion at certain of the company's facilities.

  On January 30, 1999, the Board of Directors declared a cash dividend of $.08 on each share of the Company's common stock, payable on March 1, 1999. The total cash dividends paid on the latter date were $471,000. This compared to a dividend payout of $.08 per share of common stock, or $387,000, in the corresponding quarter of 1998.

  The Company believes that its borrowing capacity and funds generated through operations will be sufficient to meet currently foreseen capital investment and working capital needs in support of existing businesses for the balance of 1999 and in the longer term.

  OF RESULTS OF OPERATIONS:

  Quarter ended March 31, 1999 and 1998

  Net sales for the quarter ended March 31, 1999 were $32.1 million, up
  $1.2 million, or 4%, from $30.9 million for the corresponding period in 1998. For the first quarter of 1999, the Company estimates that acquisitions made subsequent to March 31, 1998 accounted for about 9% of total net sales. Excluding the estimated effect of those acquisitions, net sales of the Company's remaining operations decreased by approximately 6% overall.

  The decline in net sales at the remaining operations resulted primarily from weakness in orders from customers in the oilfield and agricultural equipment markets. Additionally, reduced net sales at Company facilities serving aerospace markets, where order rates were slow in January 1999 before improving towards the end of the first quarter, contributed to the decline in net sales.

  Gross profit for the first quarter of 1999 was $9.8 million, up $176,000, or 2%, from $9.6 million for the first quarter of 1998. The gross profit increase in the first quarter of 1999 related to theincrease in net sales. The Company's gross margin in the first quarter of 1999 was 30.4%, compared to 31.1% in the corresponding period of 1998.

  Selling and administrative expenses for the first three months of 1999 were $5.0 million, compared to $4.7 million in the first quarter of 1998. The increase resulted largely from expenses associated with acquired companies. Selling and administrative expenses as a percentage of sales were 15.6% for the first quarter of 1999, up slightly from 15.3% in the corresponding period of 1998.

  Interest expense net of interest income in the first quarter of 1999 was $530,000, compared to $776,000 in the first quarter of 1998.
  The decrease in 1999 resulted from increased interest income on notes receivable received during 1998 and early 1999 from the divestiture of the Precision Products segment operations and from a combination of lower average borrowing levels and lower interest rates during the first quarter of 1999.

  Reflecting the above, net earnings in the first quarter of 1999 were $2.5 million, up from $2.4 million for the corresponding period of 1998. Diluted earnings per share in the first quarter of 1999 were $.42 as compared to $.48 per share in the first quarter of the 1998. The number of shares outstanding in the first quarter of 1999, compared to the same quarter of 1998, was higher as a result of the sale of 1,000,000 shares of common stock in a public offering in the third quarter of 1998.

  POSSIBLE EFFECTS OF YEAR 2000:

  The Company categorizes its exposure to Year 2000 issues as follows: information technology (IT) systems at its operating facilities; IT systems at its corporate office; embedded technology; customers; and suppliers.

  The Company's IT systems at its operating facilities are, generally, maintained by Company personnel. The Company is in the process of upgrading its existing software used for order entry, billing, plant routing, shipping and process management to make it Year 2000 compliant. The upgrades are expected to be completed by the third quarter of 1999. No additional employees have been hired, nor have any additional costs with outside vendors been incurred, to revise the existing software for compliance or to install upgrades.

  The Company's corporate office utilizes IT systems supplied primarily by third party vendors for accounting functions and payroll processing. All such vendors have stated that their software is now or will be Year 2000 compliant. The Company is monitoring progress related to stated solutions to the issue and is in the process of verifying compliance. The Company pays annual maintenance fees for the use of this software, and no additional costs have been incurred nor are any expected related to this area.

  The Company's operations primarily involve furnaces and ancillary equipment. Some of these use embedded technology such as microprocessor-based process controllers. It has been determined that the embedded technology used in the operations is not date sensitive in many cases, or is Year 2000 compliant in others.

  No single customer accounts for more than 3% of the Company's sales. In addition, the Company serves over 10,000 customers. The effect on the Company of the loss of sales from a single customer due to a Year 2000 issue, therefore, will largely be mitigated due to the Company's diversified customer base. However, there can be no assurance that individual plants will not be adversely affected by the temporary loss of one or more major customers.

  With respect to suppliers, the Company's largest costs, excluding labor, are electricity and natural gas. In the event a utility supplier cannot provide its service for an extended period due to a Year 2000 issue, the locations involved would be adversely affected. It is not feasible for the Company to arrange alternative power sources due to the level of demand involved. Short-term disruptions are not expected to have a significant impact on the Company due to geographic dispersion of the Company's facilities. Other purchased items used in the operations are available from many suppliers and there is little or no product differentiation. A disruption related to these suppliers would have little impact on the Company.

  While subject to speculation, the most reasonably likely worst case scenario is currently considered by the Company to be the loss of either electric or gas power at an operating facility. However, the Company believes that this occurrence would be localized and tend to be of a short duration.

  The Company also benefits from having over 99% of its revenues generated within the U.S. which has given the Year 2000 issue a high focus.

  The Company has designated a group of management personnel to coordinate Year 2000 activities. This group has begun to develop a Year 2000 contingency plan and intends to complete it in advance of the Year 2000.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

      The company is the subject of a pending investigation by the government and a qui-tam (whistle-blower) lawsuit regarding alleged violations of the Federal False Claims Act and wrongful termination. The company learned of the lawsuit in May 1998.
      The activities that are the subject of the investigation and lawsuit relate to only one plant, and in the fourth quarter 1998, the company established reserves for the potential settlement of this claim. In the first quarter of 1999, the company reached a settlement in principle with the government and the plaintiff on terms consistent with the reserves previously established. The company expects to complete the settlement in the second quarter of 1999.

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits Required by Item 601 of Regulation S-K

      The following exhibits are attached only to the copies of this report filed with the Securities and Exchange Commission:


        Number and Description of Exhibit
        ---------------------------------

          11.  Statement Re Computation of Net Earnings Per Common Share

          27.  Financial Data Schedule


      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed in the quarter ended March 31, 1999.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                LINDBERG CORPORATION



Principal Financial and Accounting Officer:  By
                                                ----------------------
                                                 Stephen S. Penley
                                                 Senior Vice President
                                                 and Chief Financial Officer




Dated: May 11, 1999