Form 10-Q
period 1999-06-30
LINDBERG CORP /DE/
filed 1999-08-16
CIK 59593

<PAGE 1>

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended June 30, 1999

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

         6133 North River Road, Suite 700      Rosemont, Illinois 60018
                                 (847) 823-2021
   ----------------------------------------------------------------------------
    (Address and telephone number of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

The number of shares of the registrant's common stock, $.01 par value, outstanding as of August 13, 1999 was 5,916,061.


<PAGE 2>

                                      -2-

                     LINDBERG CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


           Part I  Financial Information:                            Page No.
                                                                     --------
Item 1.    Consolidated Statements of Earnings - Three Months
            and Six Months Ended June 30, 1999 and 1998 .................3

           Consolidated Balance Sheets - As of June 30, 1999
            and December 31, 1998 .......................................4

           Consolidated Statements of Cash Flows - Six Months
            Ended June 30, 1999 and 1998 ................................5

           Notes to the Consolidated Financial Statements ...............6

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................7

           Part II  Other Information:

Item 1.    Legal Proceedings ...........................................11

Item 6     Exhibits and Reports on Form 8-K ............................11

           Signatures ..................................................12


<PAGE 3>

                                      -3-

                      PART I    FINANCIAL INFORMATION

                     LINDBERG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                            Three Months Ended            Six Months Ended
                                 June 30,                     June 30,
                        --------------------------   --------------------------
                            1999          1998           1999          1998
                        ------------  ------------   ------------  ------------
Net Sales               $ 31,583,663  $ 33,033,451   $ 63,724,803  $ 63,905,647

Cost of Sales            (22,156,604)  (22,675,210)   (44,522,239)  (43,947,644)
                        ------------  ------------   ------------  ------------
  Gross Profit             9,427,059    10,358,241     19,202,564    19,958,003

Selling and
  Administrative Expense  (4,780,729)   (5,077,403)    (9,798,320)   (9,801,235)
                        ------------  ------------   ------------  ------------
  Operating Earnings       4,646,330     5,280,838      9,404,244    10,156,768

Interest Expense - Net      (572,076)     (770,153)    (1,102,223)   (1,545,679)
Investment Earnings           29,620            --         29,620            --
                        ------------  ------------   ------------  ------------
  Earnings Before Income
   Taxes                   4,103,874     4,510,685      8,331,641     8,611,089

Provision for Income
  Taxes                   (1,685,113)   (1,827,770)    (3,414,422)   (3,488,257)
                        ------------  ------------   ------------  ------------
  Net Earnings          $  2,418,761  $  2,682,915   $  4,917,219  $  5,122,832
                        ============  ============   ============  ============

Basic Net Earnings Per
  Share                 $        .41  $        .55   $        .83  $       1.06
                        ============  ============   ============  ============

Weighted Average Shares
  Outstanding              5,904,794     4,860,132      5,896,854     4,848,075
                        ============  ============   ============  ============

Diluted Net Earnings Per
  Share                 $        .40  $        .52   $        .82  $       1.01
                        ============  ============   ============  ============
Weighted Average Shares
  Outstanding and
  Equivalents              5,994,818     5,127,158      5,983,064     5,088,460
                        ============  ============   ============  ============

Cash Dividends Declared
  and Paid              $        .08  $        .08   $        .16  $        .16
                        ============  ============   ============  ============



<PAGE 4>

                                      -4-

                     LINDBERG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                 June 30,      December 31,
                                                  1999            1998
ASSETS                                         (Unaudited)
------                                         ------------    ------------
Current Assets:
  Cash                                         $    183,484    $    157,391
  Receivables (Net)                              18,901,190      19,281,571
  Net Assets of Discontinued Operations                  --       2,142,719
  Other Current Assets                            3,632,439       2,312,127
                                               ------------    ------------
   Total Current Assets                          22,717,113      23,893,808

Property and Equipment:
  Cost                                          135,731,948     125,918,525
  Accumulated Depreciation                      (62,134,577)    (59,181,581)
                                               ------------    ------------
   Net Property and Equipment                    73,597,371      66,736,944

Goodwill (Less Accumulated Amortization)         28,959,074      19,922,274
Notes Receivable                                  3,783,589       3,250,000
Other Non-Current Assets                          1,712,817       1,686,776
                                               ------------    ------------
Total Assets                                   $130,769,964    $115,489,802
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current Maturities of Long-Term Debt         $  2,035,591    $  2,077,271
  Accounts Payable                                2,893,071       4,187,398
  Accrued Expenses                                7,642,137       9,006,770
                                               ------------    ------------
   Total Current Liabilities                     12,570,799      15,271,439

Non-Current Liabilities:
  Deferred Income Taxes                          13,211,691       7,055,718
  Long-Term Debt (Less Current Maturities)       40,274,790      32,683,630
  Other Non-Current Liabilities                   4,746,450       4,685,851
                                               ------------    ------------
   Total Non-Current Liabilities                 58,232,931      44,425,199

Stockholders' Equity:
  Preferred Stock, $0.01 par value:
   Authorized 1,000,000 shares.  No shares issued.       --              --
  Common Stock, $0.01 par value:
   Authorized 25,000,000 shares.
   Issued 6,673,397 shares.                          66,734          66,734
  Additional Paid-In Capital                     31,317,284      31,326,023
  Retained Earnings                              33,174,185      29,200,569
  Treasury Shares (766,311 in 1999 and
   790,661 in 1998), at Cost                     (4,390,241)     (4,529,767)
  Cumulative Foreign Translation Adjustment         (25,114)        (93,781)
  Underfunded Pension Liability Adjustment         (176,614)       (176,614)
                                               ------------    ------------
   Total Stockholders' Equity                    59,966,234      55,793,164
                                               ------------    ------------
Total Liabilities and Stockholders' Equity     $130,769,964    $115,489,802
                                               ============    ============


<PAGE 5>

                                      -5-

                     LINDBERG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                       Six Months Ended
                                                 -----------------------------
Increase (Decrease) in Cash                                June 30,
                                                 -----------------------------
                                                     1999             1998
                                                 ------------     ------------
Cash Flows from Operating Activities:
Net Earnings                                     $  4,917,219     $  5,122,832
Adjustments to Reconcile Net Earnings
  to Net Cash Provided by Operating Activities:
Depreciation                                        3,791,479        2,853,233
Amortization of Goodwill                              390,513          323,746
Change in Assets and Liabilities                   (2,510,432)        (517,367)
                                                 ------------     ------------
  Total Adjustments to Reconcile Net Earnings to
    Net Cash Provided by Operating Activities       1,671,560        2,659,612
                                                 ------------     ------------

  Net Cash Provided by Operating Activities         6,588,779        7,782,444

Cash Flows from Investing Activities:
Capital Expenditures                               (5,581,423)      (5,266,551)
Cash Received from Sale of Discontinued
  Operations                                        2,299,411       10,931,257
Cash Payments for Acquisitions, Net of
  Cash Acquired                                    (9,937,072)     (21,313,588)
                                                 ------------     ------------

  Net Cash Used in Investing Activities           (13,219,084)     (15,648,882)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreement     7,600,000       10,200,000
Repayment of Notes Payable                                 --       (1,780,000)
Dividends Paid                                       (943,602)        (775,157)
                                                 ------------     ------------

  Net Cash Provided by Financing Activities         6,656,398        7,644,843
                                                 ------------     ------------
Net Increase (Decrease) in Cash                        26,093         (221,595)
Cash at Beginning of Period                           157,391          283,270
                                                 ------------     ------------

Cash at End of Period                            $    183,484     $     61,675
                                                 ============     ============

Supplemental Disclosures of Cash Flow Information:
  Interest Paid                                  $  1,378,142     $  1,524,024
  Income Taxes Paid (Net of Refunds)                3,871,477        3,426,831


<PAGE 6>

                 LINDBERG CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    Condensed Financial Statements

          The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

          Statements for the three month and six month periods ended June 30, 1999 and June 30, 1998 reflect, in the opinion of the company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2    Acquisitions

          On February 17, 1999, the company acquired all of the outstanding shares of Metal-Lab of Wisconsin, Inc. ("Metal-Lab"), located in Sturtevant, Wisconsin, for $9.9 million. Metal-Lab primarily serves the tool and die industry. The cost of the acquisition has been allocated to the assets and liabilities based on their estimated fair market value. Goodwill is amortized using the straight line method over 30 years. The acquisition was funded with borrowings under the revolving credit agreement.

NOTE 3    Debt

          In February 1999, the company's revolving credit facility with its banks was amended to increase the borrowing capacity from $45 million to $70 million. Additionally, the amendment extended the maturity date of the agreement relating to the facility to December 2001 and adjusted certain loan covenants.

NOTE 4    Material Changes

          No material changes have occurred with respect to the company's contingent liabilities outlined in the company's 1998 Form 10-K through the date of this report.

          In the quarter ended June 30, 1999, the company adjusted its purchase accounting related to goodwill and deferred tax assets and liabilities.


<PAGE 7>

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

 OF FINANCIAL CONDITION:

 At June 30, 1999, the Company's total debt was $42.3 million, an increase of $7.5 million from $34.8 million outstanding at December 31, 1998. The Company's total debt to capitalization ratio was 41% at the end of the second quarter of 1999 as compared to 38% at the end of 1998. During the second quarter of 1999, total debt was reduced by $800,000.

 The level of debt increased as of June 30, 1999 in comparison to the level at the end of 1998 primarily as a result of the acquisition of Metal-Lab of Wisconsin, Inc. ("Metal-Lab") on February 17, 1999 for a purchase price, net of cash received, of $9.9 million. This transaction was funded with additional borrowings under the Company's revolving credit facility. The cash effect of this purchase was offset to a degree by cash generated from the sale of the last discontinued Precision Products operation - Arrow Acme Company - during the first quarter.

 In February 1999, the Company amended its revolving credit facility to increase the total borrowing capacity from $45 million to $70 million, to extend the maturity date of the agreement relating to the facility to December 2001 and to modify certain loan covenants. At June 30, 1999, the Company had $36 million of available capacity under the amended revolving credit facility.

 Capital expenditures for the first six months of 1999 were $5.6 million, an increase of $315,000 from the corresponding period of 1998. The spending in the first six months of 1999 related primarily to the acquisition of additional furnaces and related equipment for expansion at certain of the company's facilities.

 On April 27, 1999, the Board of Directors declared a cash dividend of $.08 on each share of the Company's common stock, payable on June 1, 1999. The total cash dividends paid on the latter date were $472,000. This compared to a dividend payout of $.08 per share of common stock, or $389,000, in the same quarter of 1998.

 The Company believes that its borrowing capacity and funds generated through operations will be sufficient to meet currently foreseen capital investment and working capital needs in support of existing businesses for the balance of 1999 and in the longer term.



 <PAGE 8>

  OF RESULTS OF OPERATIONS:

  Quarter ended June 30, 1999 and 1998

  Net sales for the quarter ended June 30, 1999 were $31.6 million, down $1.4 million, or 4%, from $33.0 million for the corresponding period in 1998. For the second quarter of 1999, acquisitions made subsequent to June 30, 1998 accounted for about 9% of total net sales. Excluding the effect of those acquisitions, the Company's remaining operations reported a decrease in net sales of approximately 13% overall. The decline in net sales at existing operations resulted primarily from weakness in orders at Company facilities serving customers in commercial aerospace and oilfield equipment markets.

  Gross profit for the second quarter of 1999 was $9.4 million, down $931,000, or 9%, from $10.4 million in the second quarter of 1998. The Company's gross margin in the second quarter of 1999 was 29.8%, compared to 31.4% in the corresponding period of 1998. The gross profit decrease in the second quarter of 1999 versus the same quarter of last year related mainly to the lower level of sales volume and a shift in sales mix toward somewhat reduced margin business.

  Selling and administrative expenses for the second quarter of 1999 were $4.8 million, compared to $5.1 million in the second quarter of 1998. The decrease resulted largely from cost reduction efforts within the Company and a lower level of expense associated with the management bonus payout for the year. Selling and administrative expenses as a percentage of sales were 15.1% for the second quarter of 1999, down slightly from 15.4% in the corresponding period of 1998.

  Interest expense net of interest income in the second quarter of 1999 was $572,000, compared to $770,000 in the second quarter of 1998. This resulted from an increased level of interest income from notes receivable related to the divestiture of the Precision Products segment during 1998 and 1999, and from lower average borrowing levels during the second quarter of 1999. Borrowing rates were largely unchanged.

  Reflecting the above, net earnings in the second quarter of 1999 were $2.4 million, down from $2.7 million for the corresponding period of 1998. Diluted earnings per share in the second quarter of 1999 were $.40 as compared to $.52 per share in the second quarter of 1998.
  The number of shares outstanding was higher in the second quarter of 1999 as a result of the sale of 1,000,000 shares of common stock in a public offering in the third quarter of 1998.

  Six Months ended June 30, 1999 and 1998

  Net sales for the six months ended June 30, 1999 were $63.7 million, essentially level with the $63.9 million reported in the corresponding period in 1998. The level net sales reflected year-to-year weakness in orders at facilities serving the commercial aerospace and oilfield equipment markets, offset largely by acquisitions.

  Gross profit for the first six months of 1999 was $19.2 million, down $755,000, or 4%, from $20.0 million for the same period of 1998 primarily as a result of a shift in the sales mix toward somewhat reduced margin business. The Company's gross margin in the first six months of 1999 was 30.1%, compared to 31.2% in the corresponding period of 1998.

  Selling and administrative expenses for the first six months of 1999 were $9.8 million, level with the $9.8 million reported in the first six months of 1998. Selling and administrative expenses as a percentage of sales were 15.4% for the first half of 1999, up slightly from 15.3% in the corresponding


<PAGE 9>
  period of 1998.

  Interest expense net of interest income in the first six months of 1999 was $1.1 million, compared to $1.5 million in the first six months of 1998. The decrease resulted from an increased level of interest income related to notes receivable received during 1998 and early 1999 from the divestiture of the Precision Products segment and from lower average borrowing levels during the 1999 period.

  Reflecting the above, net earnings in the first six months of 1999 were $4.9 million, down from $5.1 million for the corresponding period of 1998. Diluted earnings per share in the first six months of 1999 were $.82 as compared to $1.01 per share in the first six months of 1998. The number of shares outstanding was higher in the 1999 period as a result of the sale of 1,000,000 shares of common stock in a public offering in the third quarter of 1998.


  Possible Effects of Year 2000:

  The Company categorizes its exposure to Year 2000 issues as follows: information technology (IT) systems at its operating facilities; IT systems at its corporate office; embedded technology; customers; and suppliers.

  The Company's IT systems at its operating facilities are, generally, maintained by Company personnel. The Company has upgraded its existing software used for order entry, billing, plant routing, shipping and process management to make it Year 2000 compliant. No additional employees were hired, nor were any additional costs with outside vendors incurred, to revise the existing software for compliance or to install upgrades.

  The Company's corporate office utilizes IT systems supplied primarily by third party vendors for accounting functions and payroll processing. All such vendors have stated that their software is now Year 2000 compliant and the Company has verified compliance. The Company pays annual maintenance fees for the use of this software, and no additional costs have been incurred nor are there any expected related to this area.

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


<PAGE 10>

  While subject to speculation, the most reasonably likely worst case scenario is currently considered by the Company to be the loss of either electric or gas power at an operating facility. However, the Company believes that this would be localized and tend to be of a short duration.

  The Company also benefits from having over 99% of its sales generated within the United States, which has given the Year 2000 issue a high focus.

  The Company has designated a group of management personnel to coordinate Year 2000 activities. This group has begun to develop a Year 2000 contingency plan and intends to complete it in advance of the Year 2000.


<PAGE 11>

PART II.   OTHER INFORMATION

ITEM 1.     Legal Proceedings

            The company was the subject of a pending investigation by the government and a qui-tam (whistle-blower) lawsuit regarding alleged violations of the Federal False Claims Act and wrongful termination. The company learned of the lawsuit in May 1998. The activities that were the subject of the investigation and lawsuit related to only one plant, and in the fourth quarter 1998, the company established reserves for the potential settlement of this claim. In the first quarter of 1999, the company reached a settlement in principle with the government and the plaintiff on terms consistent with the reserves previously established. The company completed the settlement in the second quarter of 1999.

ITEM 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits Required by Item 601 of Regulation S-K

                 The following exhibits are attached only to the copies of this report filed with the Securities and Exchange Commission:


            Number and Description of Exhibit
            ---------------------------------

              10.1 Amended and Restated Supplemental Pension Plan dated July 22, 1999

              10.2 Employment Agreement dated July 22, 1999, between the Company and Leo G. Thompson

              10.3 Employment Agreement dated July 22, 1999, between the Company and Stephen S. Penley

              11.    Statement Re Computation of Net Earnings Per Common Share

              27.    Financial Data Schedule


            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed in the quarter ended June 30, 1999.


<PAGE 12>

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                LINDBERG CORPORATION




Principal Financial and Accounting Officer:     By________________________

                                                Stephen S. Penley
                                                Senior Vice President
                                                and Chief Financial Officer






Dated: August 13, 1999