Form 10-Q
period 1999-09-30
LINDBERG CORP /DE/
filed 1999-11-12
CIK 59593

===============================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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

The number of shares of the registrant's common stock, $.01 par value, outstanding as of November 8, 1999 was 5,925,061.

                         LINDBERG CORPORATION AND SUBSIDIARIES

                                  TABLE OF CONTENTS


              Part I  Financial Information:                          Page No.
                                                                      --------
     Item 1.  Consolidated Statements of Earnings - Three Months
               and Nine Months Ended September 30, 1999 and 1998..........3

              Consolidated Balance Sheets - As of September 30, 1999
               and December 31, 1998 .....................................4

              Consolidated Statements of Cash Flows - Nine Months
               Ended September 30, 1999 and 1998 .........................5

              Notes to the Consolidated Financial Statements .............6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations .......................7


              Part II  Other Information:

     Item 1.  Legal Proceedings .........................................11

     Item 3.  Quantitative and Qualitative Disclosures about
               Market Risk ..............................................11

     Item 5.  Other Information .........................................11

     Item 6.  Exhibits and Reports on Form 8-K ..........................12

              Signatures ................................................13

                                         -3-

                          PART I    FINANCIAL INFORMATION

                       LINDBERG CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                             Three Months Ended          Nine Months Ended
                                September 30,               September 30,
                       ---------------------------  ---------------------------
                           1999           1998          1999           1998
                       ------------   ------------  ------------   ------------
Net Sales              $ 29,010,315   $ 31,365,152  $ 92,735,118   $ 95,270,799

Cost of Sales           (21,156,538)   (21,680,600)  (65,678,777)   (65,628,244)
                       ------------   ------------  ------------   ------------
   Gross Profit           7,853,777      9,684,552    27,056,341     29,642,555

Selling and
 Administrative Expense  (4,532,767)    (5,215,129)  (14,331,087)   (15,016,364)
                       ------------   ------------  ------------   ------------
   Operating Earnings     3,321,010      4,469,423    12,725,254     14,626,191

Interest Expense - Net     (545,612)      (510,388)   (1,647,835)    (2,056,067)
Investment Earnings          44,430             --        74,050             --
                       ------------   ------------  ------------   ------------
   Earnings Before
    Income Taxes          2,819,828      3,959,035    11,151,469     12,570,124

Provision for Income
 Taxes                   (1,157,123)    (1,603,398)   (4,571,545)    (5,091,655)
                       ------------   ------------  ------------   ------------
   Net Earnings        $  1,662,705   $  2,355,637  $  6,579,924   $  7,478,469
                       ============   ============  ============   ============


Basic Net Earnings
 Per Share             $        .28   $        .43  $       1.12   $       1.47
                       ============   ============  ============   ============

Weighted Average Shares
 Outstanding              5,908,312      5,512,901     5,898,529      5,072,119
                       ============   ============  ============   ============

Diluted Net Earnings
 Per Share             $        .28   $        .41  $       1.10   $       1.41
                       ============   ============  ============   ============

Weighted Average Shares
 Outstanding and
 Equivalents              5,994,410      5,720,087     5,984,842      5,300,075
                       ============   ============  ============   ============

Cash Dividends Declared
 and Paid              $        .08   $        .08  $        .24   $        .24
                       ============   ============  ============   ============


                                         -4-

                        LINDBERG CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                           September 30,     December 31,
                                               1999              1998
ASSETS                                      (Unaudited)
------                                     -------------     -------------
Current Assets:
  Cash                                     $     161,518     $     157,391
  Receivables (Net)                           18,973,112        19,281,571
  Other Current Assets                         3,270,056         2,312,127
  Net Assets of Discontinued Operations               --         2,142,719
                                           -------------     -------------
    Total Current Assets                      22,404,686        23,893,808

Property and Equipment:
  Cost                                       137,447,369       125,918,525
  Accumulated Depreciation                   (63,888,390)      (59,181,581)
                                           -------------     -------------
    Net Property and Equipment                73,558,979        66,736,944

Goodwill (Less Accumulated Amortization)      29,536,298        19,922,274
Notes Receivable                               3,773,136         3,250,000
Other Non-Current Assets                       1,714,671         1,686,776
                                           -------------     -------------

Total Assets                               $ 130,987,770     $ 115,489,802
                                           =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current Maturities of Long-Term Debt     $   2,014,743     $   2,077,271
  Accounts Payable                             3,251,140         4,187,398
  Accrued Expenses                             7,256,310         9,006,770
                                           -------------     -------------
    Total Current Liabilities                 12,522,193        15,271,439

Non-Current Liabilities:
  Deferred Income Taxes                       13,271,691         7,055,718
  Long-Term Debt (Less Current Maturities)    39,568,977        32,683,630
  Other Non-Current Liabilities                4,357,392         4,685,851
                                           -------------     -------------
    Total Non-Current Liabilities             57,198,060        44,425,199

Stockholders' Equity:
  Preferred Stock, $0.01 par value:
    Authorized 1,000,000 shares.
    No shares issued.                                 --                --
  Common Stock, $0.01 par value:
    Authorized 25,000,000 shares.
    Issued 6,673,397 shares.                      66,734            66,734
  Additional Paid-In Capital                  31,326,150        31,326,023
  Retained Earnings                           34,363,605        29,200,569
  Treasury Shares (748,336 in 1999 and
    790,661 in 1998), at Cost                 (4,287,244)       (4,529,767)
  Cumulative Foreign Translation Adjustment      (25,114)          (93,781)
  Underfunded Pension Liability Adjustment      (176,614)         (176,614)
                                           -------------     -------------
    Total Stockholders' Equity                61,267,517        55,793,164
                                           -------------     -------------

Total Liabilities and Stockholders' Equity $ 130,987,770     $ 115,489,802
                                           =============     =============

                                         -5-

                        LINDBERG CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                 Nine Months Ended
Increase (Decrease) in Cash                         September 30,
                                            ------------------------------
                                                1999              1998
                                            ------------      ------------
Cash Flows from Operating Activities:
Net Earnings                                $  6,579,924      $  7,478,469
Adjustments to Reconcile Net Earnings
  to Net Cash Provided by Operating
  Activities:
Depreciation                                   5,686,749         4,511,566
Amortization of Goodwill                         671,653           438,811
Change in Assets and Liabilities              (2,485,021)       (1,459,939)
                                            ------------      ------------

  Total Adjustments to Reconcile Net
    Earnings to Net Cash Provided by
    Operating Activities                       3,873,381         3,490,438
                                            ------------      ------------

  Net Cash Provided by Operating Activities   10,453,305        10,968,907

Cash Flows from Investing Activities:
Capital Expenditures                          (8,294,630)       (7,679,284)
Cash Received from Sale of Discontinued
  Operations                                   2,299,411        10,403,974
Cash Payments for Acquisitions, Net of Cash
  Acquired                                    (9,937,072)      (24,112,588)
                                            ------------      ------------

  Net Cash Used in Investing Activities      (15,932,291)      (21,387,898)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit
  Agreement                                    6,900,000         3,800,000
Issuance of Common Stock                              --        16,000,000
Repayment of Notes Payable                            --        (8,220,000)
Dividends Paid                                (1,416,887)       (1,244,821)
                                            ------------      ------------

  Net Cash Provided by Financing Activities    5,483,113        10,335,179
                                            ------------      ------------

Net Increase (Decrease) in Cash                    4,127           (83,812)
Cash at Beginning of Period                      157,391           283,270
                                            ------------      ------------

Cash at End of Period                       $    161,518      $    199,458
                                            ============      ============

Supplemental Disclosures of Cash Flow
 Information:
  Interest Paid                             $  1,946,492      $  2,302,378
  Income Taxes Paid (Net of Refunds)           4,633,108         4,726,578


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

                    Statements for the three month and nine month periods ended September 30, 1999 and September 30, 1998 reflect, in the opinion of the company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

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

               "Safe Harbor" Statement: This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not statements of historical fact, including statements regarding future revenues, expenses and profits. These forward-looking statements are subject to known and unknown risks, uncertainties or other factors which may cause the actual results of the company to be materially different from the historical results or from any results expressed or implied by the forward-looking statements. Such risks and factors include, but are not limited to, those discussed in Exhibit 99.1 of the company's most recently filed Form 10-K with the Securities Exchange Commission

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

            OF FINANCIAL CONDITION:

            At September 30, 1999, the Company's total debt was $41.6 million, an increase of $6.8 million from $34.8 million outstanding at December 31, 1998. The Company's total debt to capitalization ratio was 40% at the end of the third quarter of 1999 as compared to 38% at the end of 1998. During the third quarter of 1999, total debt was reduced by $700,000.

            The level of debt increased as of September 30, 1999 in comparison to the level at the end of 1998 primarily as a result of the acquisition of Metal-Lab of Wisconsin, Inc. on February 17, 1999 for a purchase price, net of cash received, of $9.9 million. This transaction was funded with additional borrowings under the Company's revolving credit agreement. The cash effect of this purchase was offset to a degree by cash generated from the sale of the last discontinued Precision Products operation - Arrow Acme Company - during the first quarter of 1999, which was used to repay debt.

            In February 1999, the Company amended its revolving credit facility to increase the total borrowing capacity from $45 million to $70 million, extend the maturity date of the agreement relating to the facility to December 2001 and to adjust certain loan covenants. At September 30, 1999, the Company had $37 million of available capacity under the amended revolving credit facility.

            Capital expenditures for the first nine months of 1999 were $8.3 million as compared to $7.7 million in the corresponding period of 1998. The spending in the first nine months of 1999 related primarily to the addition of furnace capacity and ancillary equipment at certain of the Company's facilities.

            On July 22, 1999, the Board of Directors declared a cash dividend of $.08 on each share of the Company's common stock, payable on September 1, 1999. The total cash dividends paid on the latter date were $473,000. This compared to a dividend payout of $.08 per share of common stock, or $470,000 in the same quarter of 1998.

            The Company believes that its borrowing capacity and funds generated through operations will be sufficient to meet currently foreseen capital investment and working capital needs in support of existing businesses for the balance of 1999 and in the longer term.

                                         -8-
            OF RESULTS OF OPERATIONS:

            Quarter ended September 30, 1999 and 1998

            Net sales for the quarter ended September 30, 1999 were $29.0 million, down $2.4 million, or 8%, from $31.4 million for the corresponding period in 1998. For the third quarter of 1999, excluding the effect of acquisitions made subsequent to September 30, 1998, the Company's operations reported reduced net sales of approximately 15% overall. The decline in net sales at previously existing operations resulted from weakness in orders at facilities serving customers in the commercial aerospace and oilfield equipment markets.

            Gross profit for the third quarter of 1999 was $7.9 million, down $1.8 million, or 19%, from $9.7 million in the third quarter of 1998. The Company's gross margin in the third quarter of 1999 was 27.1%, compared to 30.9% in the corresponding period of 1998. The gross profit decrease in the third quarter of 1999 versus the same quarter of last year related mainly to the lower sales volume and a shift in sales mix toward somewhat reduced margin business.

            Selling and administrative expenses for the third quarter of 1999 were $4.5 million, compared to $5.2 million in the third quarter of 1998. The decrease resulted largely from cost reduction efforts within the Company, a lower level of expense associated with the management bonus for the 1999 period and higher bad debt related expense recorded in the 1998 period. Selling and administrative expenses as a percentage of sales were 15.6% for the third quarter of 1999, a decrease from 16.6% in the corresponding period of 1998.

            Interest expense net of interest income in the third quarter of 1999 was $546,000, compared to $510,000 in the third quarter of 1998. The increase resulted from a higher level of debt in the 1999 period related primarily to acquisitions made subsequent to September 30, 1998.

            Reflecting the above, net earnings in the third quarter of 1999 were $1.7 million, down from $2.4 million for the corresponding period of 1998. Diluted earnings per share in the third quarter of 1999 were $.28 as compared to $.41 per share in the third quarter of 1998. The number of weighted average shares outstanding and equivalents was higher in the third quarter of 1999 by 274,000 as a result of the sale of shares of common stock in a public offering in the third quarter of 1998.

            Nine Months ended September 30, 1999 and 1998

            Net sales for the nine months ended September 30, 1999 were $92.7 million, a decrease from the $95.3 million reported in the corresponding period in 1998. The decline in net sales resulted from weakness in orders at facilities serving customers in the commercial aerospace and oilfield equipment markets.

            Gross profit for the first nine months of 1999 was $27.1 million, down $2.6 million, or 9%, from $29.6 million for the same period of 1998 as a result of the lower net sales and a shift in sales mix toward somewhat reduced margin business. The Company's gross margin in the first nine months of 1999 was 29.2%, compared to 31.1% in the corresponding period of 1998.

            Selling and administrative expenses for the first nine months of 1999 were $14.3 million, 5% below the $15.0 million reported in the first nine months of 1998. The decrease resulted largely from cost reduction efforts within the Company and a lower level of expense associated with the management bonus for 1999. Selling and administrative expenses as a percentage of sales were 15.5% for the first nine months of 1999, down from 15.8% in the corresponding period of 1998.

            Interest expense net of interest income in the first nine months of 1999 was $1.6 million, compared to $2.1 million in the first nine months of 1998. This decrease resulted from lower average borrowing levels during the 1999 period, and from an increased level of interest income related to notes receivable received during 1998 and early 1999 from the divestiture of the discontinued Precision Products operations.

            Reflecting the above, net earnings in the first nine months of 1999 were $6.6 million, down from $7.5 million for the corresponding period of 1998. Diluted earnings per share in the first nine months of 1999 were $1.10 as compared to $1.41 per share in the first nine months of 1998. The number of weighted average shares outstanding and equivalents was higher by 685,000 in the 1999 period as a result of the sale of 1,000,000 shares of common stock in a public offering in the third quarter of 1998.

            Possible Effects of Year 2000:

            The Company categorizes its exposure to Year 2000 issues as follows; information technology (IT) systems at its operating facilities; IT systems at its corporate office; embedded technology; customers; and suppliers.

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

            The Company's corporate office utilizes IT systems supplied primarily by third party vendors for accounting functions and payroll processing. All such vendors have stated that their software is now Year 2000 compliant, and the Company has verified compliance as of the end of the third quarter of 1999. The Company pays annual maintenance fees for the use of this software, and no additional costs have been incurred related to this area.

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

            The Company has designated a group of management personnel to coordinate Year 2000 activities. This group is establishing Year 2000 contingency plans in advance of the Year 2000.

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

       ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

                 There has been no material change during the first nine months ended September 30, 1999 from the disclosures about market risk provided in the company's latest annual report on Form 10-K.

       ITEM 5.   Other Information

                 On October 22, 1999, the Board of Directors adopted amendments to the company's By-laws. The effect of the amendments was to:

                 . Change the date of the annual stockholders' meeting to the last Friday in April.

                 . Change the advance notice provision that requires a stockholder to notify the company of his or her intention to present a proposal at the annual stockholders' meeting a specified number of days prior to the annual meeting or the mailing of proxies. Under the amended By-laws, in order for a notice of a proposal to be timely it must be received by the company not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting. Failure to meet this timeline allows the company to exercise discretionary voting authority on the proposal when and if raised at the annual meeting.

                 This is only a summary of the amendments. Interested parties should read the relevant provisions of the By-laws for a complete explanation of the notice requirements. The amended By-laws are included in their entirety as Exhibit 3 to this report.

       ITEM 6.   Exhibits and Reports on Form 8-K

                 (a)  Exhibits Required by Item 601 of Regulation S-K

                      The following exhibits are attached to the copies of this report filed with the Securities and Exchange
                      Commission:


                 Number and Description of Exhibit
                 ---------------------------------



                 3.   By-laws

                 11.  Statement Re Computation of Net Earnings Per Common Share

                 27.  Financial Data Schedule


                 (b)  Reports on Form 8-K

                      No reports on Form 8-K were filed in the quarter ended September 30, 1999.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     LINDBERG CORPORATION




     Principal Financial and Accounting Officer:     By /s/ Stephen S. Penley
                                                        ---------------------
                                                     Stephen S. Penley
                                                     Senior Vice President
                                                     and Chief Financial
                                                     Officer




     Dated: November 8, 1999