Form 10-K
period 1999-12-31
LINDBERG CORP /DE/
filed 2000-03-23
CIK 59593

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

         [x]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1999

                       Commission File Number 0-8287

                           LINDBERG CORPORATION
           (Exact name of registrant as specified in its charter)

             Delaware                                 36-1391480
      (State of Incorporation)              	(IRS Identification No.)

       6133 North River Road, Suite 700     Rosemont, Illinois 60018
                              (847) 823-2021
 (Address and telephone number of registrant's principal executive offices)

         Securities registered pursuant to Section 12(b) of the Act:
                                   None

         Securities registered pursuant to Section 12(g) of the Act:
                                Common Stock
       Common Stock Purchase Rights (currently traded with Common Stock)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price on the Nasdaq Stock Market on March 10, 2000) was $19,473,922.

The number of shares of the registrant's common stock outstanding as of March 10, 2000 was 5,661,061.

                        Documents Incorporated by Reference

Those sections or portions of the registrant's 1999 Annual Report to Stockholders (the "Annual Report") and of the registrant's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 28, 2000 (the "Proxy Statement"), described in the table of contents and attached hereto, are incorporated by reference into Parts I, II and III of this report.

                                Table of Contents

Item Number and Caption                        Page

                                    PART I
Item 1  Business..........................     Annual Report, pp. 16-17
                                               (Notes 2 and 3); herein,
                                               pp. 4-8

Item 2  Properties........................     9-10

Item 3  Legal Proceedings.................     Annual Report, p. 21 (Note 10);
                                               herein, pp. 8 and 10

Item 4	Submission of Matters to a Vote
           of Security Holders............     10

                                    PART II

Item 5	Market for the Company's
       	   Common Equity and Related
           Stockholder Matters............     Annual Report, p. 25 "Stock
                                               Market Information" and p. 18
                                               (Note 5); herein, p. 11

Item 6  Selected Financial Data...........     Annual Report, p. 23 "Six-Year
                                               Financial Review"; herein,
                                               p. 11

Item 7	Management's Discussion and
       	   Analysis of Financial Condition
           and Results of Operations......     Annual Report, pp. 10-11
                                               "Management's Discussion and
                                               Analysis"; herein, p. 11

Item 7A	Quantitative and Qualitative
           Disclosures About Market Risk..     Annual Report, p. 11 "Market
                                               Risk"; herein, p. 11

Item 8	Financial Statements and
           Supplementary Data.............     Annual Report, pp. 12-22
                                               "Consolidated Financial
                                               Statements" and "Notes to
                                               Consolidated Financial
                                               Statements"; herein, p. 11

Item 9	Changes in and Disagreements
       	   with Accountants on Accounting
           and Financial Disclosure.......     11


Item Number and Caption                        Page

                                    PART III

Item 10	Directors and Executive Officers
       	   of the Company

        (a)  Identification of directors..     Proxy Statement, pp. 1-3, "The
                                               Election of Directors";
                                               herein, p. 12

	(b)  Identification of executive
             officers.....................     12

Item 11 Executive Compensation............     Proxy Statement, pp. 3-6,
                                               "Executive Compensation";
                                               herein, p. 12

Item 12	Security Ownership of Certain
           Beneficial Owners and
           Management.....................     Proxy Statement, pp. 8-9,
                                               "Stock Ownership";
                                               herein, p. 12

Item 13	Certain Relationships and Related
           Transactions...................     Proxy Statement, p. 2, "The
                                               Election of Directors", and
                                               p. 5, "Executive Compensation
                                               - Compensation Committee
                                               Interlocks and Insider
                                               Participation"; herein, p. 12

                                    PART IV

Item 14	Exhibits, Financial Statement
       	   Schedules and Reports on
           Form 8-K.......................     13-15

Signatures................................     16

Exhibit Index.............................     17-19

                                 PART I

              STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report or documents incorporated herein by reference contain ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not statements of historical fact, including statements regarding future revenues, expenses and profits. These forward-looking statements are subject to known and unknown risks, uncertainties or other factors which may cause the actual results of the company to be materially different from the historical results or from any results expressed or implied by the forward-looking statements. Such risks and factors include, but are not limited to, those discussed in
Exhibit 99.1 attached to this report and under ''Management's Discussion and Analysis of Results of Operations and Financial Condition'' incorporated by reference below. All cautionary statements made in this report and documents incorporated herein should be read as being applicable to all related forward-looking statements wherever they appear.

ITEM 1.   BUSINESS

General development of business

Lindberg is the largest commercial heat treating company in North America, with operations in major industrial centers throughout the United States and in Mexico. The company serves more than 10,000 customers in diverse industries, including commercial aerospace, automobile/light truck, heavy truck/construction equipment, oil-field machinery, defense, consumer products, tool and die, agricultural equipment and a variety of other industries. The company was founded in 1922 and, through both internal growth and acquisitions, today operates in 15 states and in Mexico.

On February 17, 1999, the company acquired all of the outstanding shares of Metal-Lab of Wisconsin, Inc. ("Metal-Lab"), located in Sturtevant, Wisconsin. Metal-Lab primarily serves the tool and die industry. Since November 1994, the company has acquired nine companies in the United States, and continues to seek other acquisitions.

In 1998, the company started its first heat treating operation in Mexico, outside Monterrey. The company intends the plant to be a base of operations that could expand over time to meet other market needs, particularly in the growing metal-working markets of northern Mexico.

On January 18, 1999, the company sold the assets of the remaining operation of its discontinued Precision Products segment, Arrow-Acme Company, thereby completing the divestiture of that segment. As a result, the company currently operates solely as a heat treating company, and reports only one business segment.

Industry

Heat treating in the United States is performed in-house in captive heat treating departments of manufacturers or externally by a commercial heat treating company such as Lindberg. Management believes that the commercial heat treating industry captures about $2 billion in business annually, which represents about 10-15% of the total amount of heat treating performed in the U.S. -- the balance is performed in captive heat treating departments. In-house heat treating facilities are typically part of a larger facility, such as a steel mill or an automobile components factory, where large volumes justify a captive operation. Commercial heat treaters are independent companies that specialize in heat treating or other metal treatments and serve a large number of customers across a variety of industries.

Due to the time and costs associated with transporting materials and customers' need for quick turnaround times for heat treated products, commercial heat treating has developed as a regional industry, with customers typically located within 100 to 200 miles of the heat treating supplier. Consequently, the commercial heat treating industry is highly fragmented. Commercial heat treaters are concentrated in major industrial centers of the country. Management estimates that the top five commercial heat treating companies in terms of revenues in the U.S. represent approximately 15-20% of the commercial heat treating industry.

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

Heat treating improves the mechanical properties, performance, durability and wear resistance of metals and is an important step in many manufacturing processes involving metals. Heat treating can soften metal to improve formability, make a part harder to improve strength, put a hard surface on a relatively soft component to increase strength or abrasion resistance, put a corrosion-resistant surface on an item that would otherwise corrode or temper a brittle product. Heat treated parts are essential to the operation of automobiles, aircraft, spacecraft, consumer products, and heavy equipment of every kind. Typical products that the company heat treats are aircraft components, automotive parts, machine tools and dies, oil-field drill rig parts, bearings, gears, axles, fasteners, camshafts, crankshafts and cutting tools.

Heat treating is a process in which metal is heated and cooled under tight controls. Heat treating processes require three basic steps: (i) heating to a specified temperature, (ii) holding at that temperature for the appropriate amount of time, and (iii) cooling according to a prescribed method. Temperatures may range as high as 2400oF, and time at temperature may vary from a few seconds to as many as 60 hours or more. Some materials are cooled slowly in the furnace or in the air, but others must be cooled quickly, or ''quenched.'' Primary quenching media include water, oils, gases and polymer solutions. Each quenching medium has specific characteristics that make it well-suited for certain applications.

Of the company's wide range of heat treating processes, the following are the most common:

Hardening, Tempering and Annealing are performed using a variety of equipment, including electric and gas furnaces, neutral salt baths, press quenching and vacuum furnaces. The purpose of these processes is to create the ideal metallurgical properties in the treated material.

Solution Treating and Aging is performed on aluminum, titanium and stainless steel pieces to create desired properties of ductility and hardness throughout the piece.

Surface Treating utilizes a specialized furnace to heat steels to an appropriate temperature. Once the selected temperature is achieved, a carbon or nitrogen rich gas is introduced to the furnace and elements within the gas diffuse into the surface of the steel. The surface of the material is transformed into a tougher, more wear resistant structure, while the core of the material retains its ductility. Types of surface treatment include carburizing, nitriding, carbo nitriding and ferritic nitrocarburizing.

Brazing is a process which uses heat treating to bond two different pieces. The company utilizes electric furnaces, vacuum furnaces and induction in its brazing process.

Lindberg has established itself as a leading commercial heat treater based on its level of quality and service, technical expertise and network of facilities, industry certifications and national reputation. The company delivers its services on a timely basis, while its technical expertise provides the capability to develop customized solutions that meet specific customer needs. The company's plants are recognized with third-party quality endorsements, such as ISO 9000, QS 9000, NADCAP, and AS 9000 and have approved vendor status from many customers. These certifications and approvals enable the company to heat treat products manufactured for some of the largest domestic manufacturers.

Operations

Because the industry is fragmented and localized, the company's operations are decentralized so each plant can react quickly and effectively to local market conditions. The company's divisions have considerable autonomy in most operational areas, including sales, pricing, hiring and participation in strategic planning for their respective local markets. In addition, the company's facilities tend to be clustered in certain geographic areas, which permits individual facilities to utilize additional capacity or other heat treating processes at alternate sites if necessary.

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

Customers

The company serves over 10,000 customers that range from owner-operated job shops to large, national manufacturing companies. At the plant level, each of the company's heat treating facilities serve an average of 400 customers. The company's largest direct customer accounted for less than 3% of the company's net sales in 1999. The ten largest customers accounted for approximately 13% of net sales in 1999.

The company's customers are primary suppliers to companies operating in a variety of manufacturing industries, including commercial aerospace, automobile/light truck, heavy truck/construction equipment, oil-field machinery, defense, consumer products, building components, tool and die, agricultural equipment and a variety of other industries. The company also provides heat treating services directly to end users in such industries.

Management estimates that customers serving the commercial aerospace industry currently account for approximately 24% of the company's net sales and that customers serving the automobile/light truck industry account for approximately 15% of net sales. Because the company provides heat treating services at different stages of the manufacturing process to a wide range of manufacturers and their suppliers in a variety of industries, the company cannot measure precisely its penetration of specific industries.

Most of the company's plants are located in major industrial areas of the Midwest, California, Texas or the Northeast, usually serving customers in that region. Because customers generally want to minimize the expense and risks associated with transporting their products over long distances to and from commercial heat treating plants, they tend to prefer heat treaters located in close proximity to their own facilities. Customers often deliver and pick up their parts, or the plant provides some delivery with its own trucking. This market configuration has led to some degree of specialization for most of the company's plants, with each plant focusing on the particular needs of the customers in its area. The company operates with a limited backlog due to the localized nature of its businesses and the customers' necessity for a quick turnaround. The company's plants typically process orders within one to five days; therefore, backlog in facilities is generally estimated to be less than one week.

The company also offers dedicated heat treating services to certain larger customers under long-term contracts through its Strategic Partnership 2000 ("SP 2000") program. This program was developed to (i) provide services to manufacturers that perform their own heat treating in-house, (ii) retain existing customers whose high heat treating volume may justify moving the process in-house and (iii) capture additional volume from customers that may be using multiple heat treaters.

Competition

Due to the regional and highly fragmented nature of the commercial heat treating industry, each plant has competition of varying degrees of intensity. Competition consists of local heat treating owner-operators and certain facilities of larger heat treating companies. Each plant competes in its market on the basis of service and on-time delivery, quality and price. Local management at each of the company's facilities is largely responsible for its own pricing and cost control, and thus has the flexibility to respond to local market conditions.

National competition in the commercial heat treating industry is limited. There are competitors in particular localities that are larger than the company's facility located in those markets. Such competitors may also be divisions of larger companies and, therefore, have access to additonal resources. Competition also exists from in-house heat treating facilities of manufacturers, although the company also considers such manufacturers as potential customers.

Management believes that the company's national presence, size and reputation for quality and service position it to supply many of the nation's largest corporations.

Associates

Currently, the company employs approximately 1,050 associates, as compared to 1,220 associates at December 31, 1998. Of these associates, 132 are covered by collective bargaining agreements. One agreement is currently under renewal negotiations and four are subject to such in 2001. The company believes that its employee relations are good.

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

The company has notified state authorities of a possible need for remediation at three sites it currently operates. At all such sites, costs which may be incurred are difficult to accurately predict until the level of contamination is determined, and would be subject to increase if more contamination is discovered during investigation or remediation or if state authorities require more remediation than anticipated. Such costs may be less if the contamination proves to be less than currently expected and to the extent costs are covered by insurance or are allocable to others.

The company has also been notified by various state and federal governmental authorities that they believe the company may be a ''potentially responsible party'' or otherwise have responsibility with respect to clean-up obligations at one waste disposal site which was never owned or operated by the company. The company is participating in a settlement with the relevant authorities or other parties believed by the company to be responsible for clean-up obligations and further believes its responsibility to be of a minor nature. Management believes that the ultimate outcome will not have a material effect on the company's financial condition or results of operations.

At December 31, 1999, the company had reserves of $1.7 million to cover future environmental related costs. Such reserves give no effect to possible recoveries from insurers or other potentially responsible parties nor do they reflect any discount for the several years over which investigation or remediation amounts may be paid out.

Patents, Trademarks and Licenses

The company is a minority (17%) stockholder in a consortium of industrial partners called Thixomat, Inc. Thixomat, Inc. was formed in 1989 to promote and commercialize the ThixomoldingTM technology, a specialized molding process.

ITEM 2.  PROPERTIES

The principal plants of the company, the approximate square footage and whether the plants are leased or owned are as follows:


Location                       Square Feet              Leased or Owned

Melrose Park, IL..............     200,000                        Owned
Houston, TX...................     200,000                        Owned
Racine, WI....................     193,500                        Owned
Solon, OH.....................      96,300                        Owned
Lansing, MI...................      83,800                        Owned
Paramount, CA.................      80,000                       Leased
Gardena, CA...................      60,000                       Leased
Dallas, TX....................      60,000                        Owned
Rancho Dominguez, CA..........      55,000                       Leased
New Berlin, WI................      50,000                        Owned
St. Louis, MO.................      50,000                        Owned
Worcester, MA.................      45,000                        Owned
Huntington Park, CA...........      40,000                        Owned
Minneapolis, MN...............      40,000                       Leased
Sturtevant, WI................      40,000                        Owned
Westminster, CA...............      38,400                        Owned
Berlin, CT....................      36,700                        Owned
Santa Fe Springs, CA..........      36,000                       Leased
Waterbury, CT.................      32,600                       Leased
Los Angeles, CA...............      31,000                        Owned
Tulsa, OK.....................      30,300                        Owned
Wichita, KS...................      30,000                       Leased
Rochester, NY.................      17,000                       Leased
Monterrey, Mexico.............       2,900                       Leased


The following SP 2000 operations are located in customer facilities at the locations indicated (in each case with no substantial occupancy charge):


Location                       Square Feet

Walnut, CA....................      20,000
Reading, PA...................      15,000
Lexington, TN.................      10,000
Bedford Heights, OH...........       9,600
Clintonville, WI..............       5,000
Downers Grove, IL.............       4,500


The company's corporate office consists of an 8,900-square-foot leased space located in Rosemont, Illinois. Four of the company's leases will expire within the next three years, three of which are renewable at the option of the company.

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

ITEM 3.  LEGAL PROCEEDINGS

The company was the subject of an investigation by the government and a qui-tam (whistle-blower) lawsuit regarding alleged violations of the Federal False Claims Act and wrongful termination. The company learned of the lawsuit in May 1998. The activities that were the subject of the investigation and lawsuit related to only one plant, and in the fourth quarter 1998, the company established reserves for the potential settlement of this claim. In the first quarter of 1999, the company reached a settlement in principle with the government and the plaintiff on terms consistent with the reserves previously established. The company completed the settlement in the second quarter of 1999.

The company is a party to various other lawsuits and claims arising in the ordinary course of business. See also page 8, section entitled "Environmental Regulation." After review and consultation with legal counsel, the company believes that any liability resulting from these matters would not materially affect its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                  PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Incorporated by reference to page 25 of the Annual Report, section entitled "Stock Market Information" and to page 18 of the Annual Report - Note 5 to the Consolidated Financial Statements. As of March 10, 2000, the company had 422 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference to page 23 of the Annual Report, section entitled "Six-Year Financial Review."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to pages 10-11 of the Annual Report, section entitled "Management's Discussion and Analysis."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to page 11 of the Annual Report, section entitled "Market Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to pages 12-22 of the Annual Report, sections entitled "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a) Identification of Directors - Incorporated by reference to pages 1-3 of the Proxy Statement, section entitled "The Election of Directors."


(b) Identification of Executive Officers

Name                   Age     Position

Leo G.  Thompson        59     President (since October 1987) and Chief
                               Executive Officer (since January 1991).

Stephen S.  Penley      50     Chief Financial Officer  (since January 1989);
                               Executive Vice President (since February 2000);
                               formerly Senior Vice President (July 1993 to
                               February 2000); Secretary (since October 1990).

Michael W.  Nelson      52     Senior Group Vice President and Manager of East
                               and Central Operations (since March 1998);
                               formerly Senior Vice President and President
                               of Heat Treat Operations (July 1993 to
                               March 1998).

Paul J. McCarren        53     Group Vice President and Manager of West Coast
                               Operations (since March 1998); prior thereto,
                               various operating positions (from 1972 to
                               March 1998).


Executive Officers of the company are elected annually by the Board of Directors of the company in April.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to pages 3-6 of the Proxy Statement, section entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to pages 8-9 of the Proxy Statement, section entitled "Stock Ownership."

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

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)  Consolidated Financial Statements            Page or Reference

        Consolidated Statements of Earnings for
        the years ended December 31, 1999, 1998
        and 1997..................................   Annual Report, p. 12

        Consolidated Balance Sheets as of December
        31, 1999 and 1998.........................   Annual Report, p. 13

        Consolidated Statements of Cash Flows for
        the years ended December 31, 1999, 1998
        and 1997..................................   Annual Report, p. 14

        Consolidated Statements of Stockholders'
        Equity for the years ended December 31,
        1999, 1998 and 1997.......................   Annual Report, p. 15

        Notes to Consolidated Financial Statements   Annual Report, pp. 16-22

        Report of Independent Public Accountants..   Annual Report, p. 22

(a)(2) 	Financial Statement Schedules

        Schedule II - Valuation and Qualifying
        Accounts and Reserves.....................   14

        Report of Independent Public Accountants
        on Schedules..............................   15


Schedules other than that listed above are omitted for the reason that they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

(b)	Reports on Form 8-K

There were no Current Reports on Form 8-K filed by the company during the fourth quarter of 1999.

(c)     Exhibits Required by Item 601 of Regulation S-K

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto at pages 17-19 and which is incorporated herein by reference.

                    LINDBERG CORPORATION AND SUBSIDIARIES

                         SCHEDULE II--VALUATION AND
                      QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


Allowance for Doubtful Accounts

                                      1999            1998            1997
                                    --------        --------        --------
Balance at beginning of year.....   $888,000        $363,000        $325,000

Provision charged to expense
   during the year...............    146,000         746,000         121,000

Reserves assumed in acquisitions.     37,000         137,000          65,000

Write-offs during the year,
   net of recoveries.............   (417,000)       (358,000)       (148,000)
                                    --------        --------        --------
Balance at end of year...........   $654,000        $888,000        $363,000
                                    ========        ========        ========

                            REPORT OF INDEPENDENT
                             PUBLIC ACCOUNTANTS
                                ON SCHEDULES

To the Stockholders of
Lindberg Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Lindberg Corporation's annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated January 21, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP


Chicago, Illinois
January 21, 2000

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2000.

                         LINDBERG CORPORATION


                         By /s/  Stephen S. Penley
                            ----------------------
                         Stephen S. Penley
                         Executive Vice President and Chief Financial Officer; Principal Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company in the capacities indicated on March 23, 2000.

/s/  Leo G. Thompson
--------------------
Leo G. Thompson
President and Chief Executive Officer and Director


/s/  Stephen S. Penley
----------------------
Stephen S. Penley
Executive Vice President and Chief Financial Officer;
Principal Financial and Accounting Officer


/s/  George H. Bodeen
---------------------
George H. Bodeen
Director


/s/  Dr. Raymond F. Decker
--------------------------
Dr. Raymond F. Decker
Director


/s/  Raymond A. Jean
--------------------
Raymond A. Jean
Director


/s/  W. Robert Reum
-------------------
W. Robert Reum
Director


/s/  J. Thomas Schanck
----------------------
J. Thomas Schanck
Director

                            LINDBERG CORPORATION
                         Annual Report on Form 10-K
                    for the Year Ended December 31, 1999

                               EXHIBIT INDEX


Exhibit No.*                           Description

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

3.2 By-laws, as amended through October 22, 1999 (incorporated by reference to Exhibit 3 of the company's Quarterly
                    Report on Form 10-Q for the quarter ended September 30,
                    1999).

4.0 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.0 of the company's Registration
                    Statement on Form S-2, Registration No.333-57313).

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

-------------------
*  Filed with this report unless otherwise indicated.


Exhibit No.*                           Description

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

4.6 Fifth Amendment to Amended and Restated Credit Agreement dated as of February 5, 1999 (incorporated by reference to Exhibit 4.6 to the company's Annual Report on Form 10-K for the year ended December 31, 1998).

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

10.5                Amended and Restated Supplemental Pension Plan dated July
                    22, 1999 (incorporated by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).**

-------------------
*  Filed with this report unless otherwise indicated.
** Identifies management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c).


Exhibit No.*                           Description

10.6 Employment Agreement dated July 22, 1999, between the company and Leo G. Thompson (incorporated by reference to Exhibit 10.2 to the company's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1999).**

10.7 Employment Agreement dated July 22, 1999, between the company and Stephen S. Penley (incorporated by reference to Exhibit 10.2 to the company's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1999).**

11                  Computation of Per Share Earnings.

13 Information on Annual Report to Stockholders incorporated herein by reference.

21                  Subsidiaries of the Company.

23                  Consent of Independent Public Accountants.

27                  Financial Data Schedule.

99.1                Statement Concerning Forward-Looking Statements.

-------------------
*  Filed with this report unless otherwise indicated.
** Identifies management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c).

                                    19