Form 10-Q
period 2000-03-31
LINDBERG CORP /DE/
filed 2000-05-11
CIK 59593

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

The number of shares of the registrant's common stock, $.01 par value, outstanding as of May 10, 2000 was 5,661,661.

                    LINDBERG CORPORATION AND SUBSIDIARIES

                              TABLE OF CONTENTS


       Part I  Financial Information:                               Page No.
                                                                    --------
Item 1.	Consolidated Statements of Earnings - Three Months
         Ended March 31, 2000 and 1999..............................   3

        Consolidated Balance Sheets - As of March 31, 2000
         and December 31, 1999......................................   4

        Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2000 and 1999..............................   5

        Notes to the Consolidated Financial Statements..............   6

Item 2.	Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................   7

Item 3. Quantitative and Qualitative Disclosures about Market Risk..   9

       Part II  Other Information:

Item 1. Legal Proceedings...........................................   9

Item 6. Exhibits and Reports on Form 8-K............................   9

        Signatures..................................................   10

                        PART I FINANCIAL INFORMATION

                    LINDBERG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)

                                                   Three Months Ended
                                                        March 31,
                                               ----------------------------
                                                   2000            1999
                                               ------------    ------------
Net Sales                                      $ 30,223,454    $ 32,141,140

Cost of Sales                                   (21,928,703)    (22,365,635)
                                               ------------    ------------
   Gross Profit                                   8,294,751       9,775,505

Selling and Administrative Expense               (4,924,399)     (5,017,591)
                                               ------------    ------------
   Operating Earnings                             3,370,352       4,757,914

Interest Expense - Net                             (667,735)       (530,147)
Investment Earnings                                 118,480              --
                                               ------------    ------------
   Earnings Before Income Taxes                   2,821,097       4,227,767

Provision for Income Taxes                       (1,128,364)     (1,729,309)
                                               ------------    ------------
   Net Earnings                                $  1,692,733    $  2,498,458
                                               ============    ============


Basic Net Earnings Per Share                   $        .30    $        .42
                                               ============    ============

Weighted Average Shares Outstanding               5,661,134       5,888,825
                                               ============    ============

Diluted Net Earnings Per Share                 $        .30    $        .42
                                               ============    ============
Weighted Average Shares Outstanding
   and Equivalents                                5,683,041       5,970,286
                                               ============    ============

Cash Dividends Declared and Paid               $        .08    $        .08
                                               ============    ============

                                     -4-

                    LINDBERG CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                March 31,      December 31,
                                                   2000            1999
                                               (Unaudited)
                                               ------------    ------------
ASSETS
------
Current Assets:
   Cash                                        $    215,993    $    272,649
   Receivables (Net)                             19,111,927      17,492,480
   Other Current Assets                           4,192,976       5,002,613
                                               ------------    ------------
      Total Current Assets                       23,520,896      22,767,742

Property and Equipment:
   Cost                                         135,794,061     134,055,319
   Accumulated Depreciation                     (64,683,701)    (62,693,233)
                                               ------------    ------------
      Net Property and Equipment                 71,110,360      71,362,086

Goodwill (Less Accumulated Amortization)         32,435,279      32,717,675
Long-Term Notes Receivable                        2,750,538       2,761,413
Other Non-Current Assets                          2,414,891       2,402,162
                                               ------------    ------------
Total Assets                                   $132,231,964    $132,011,078
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current Maturities on Long-Term Debt        $     46,695    $     46,695
   Notes Payable                                  2,000,000       2,000,000
   Accounts Payable                               3,341,475       2,760,142
   Accrued Expenses                               6,446,957       7,048,246
                                               ------------    ------------
      Total Current Liabilities                  11,835,127      11,855,083

Non-Current Liabilities:
   Deferred Income Taxes                         14,118,612      14,058,612
   Long-Term Debt (Less Current Maturities)      40,323,703      41,337,949
   Other Non-Current Liabilities                  4,969,526       5,018,882
                                               ------------    ------------
      Total Non-Current Liabilities              59,411,841      60,415,443

Stockholders' Equity:
   Preferred Stock, $0.01 par value:
      Authorized 1,000,000 Shares.
      No shares issued.                                  --              --
   Common Stock, $0.01 par value:
      Authorized 25,000,000 shares.
      Issued 6,673,397 shares.                       66,734          66,734
   Additional Paid-In Capital                    31,326,834      31,326,150
   Retained Earnings                             36,146,527      34,906,679
   Treasury Shares (1,011,736 in 2000
      and 1,012,336 in 1999), at Cost            (6,436,348)     (6,440,164)
   Cumulative Foreign Translation Adjustment        (25,759)        (25,855)
   Underfunded Pension Liability Adjustment         (92,992)        (92,992)
                                               ------------    ------------
      Total Stockholders' Equity                 60,984,996      59,740,552
                                               ------------    ------------
Total Liabilities and Stockholders' Equity     $132,231,964    $132,011,078
                                               ============    ============

                                     -5-

                    LINDBERG CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                   Three Months Ended
                                                        March 31,
                                               ----------------------------
                                                   2000            1999
                                               ------------    ------------
Increase (Decrease) in Cash

Cash Flows from Operating Activities:
Net Earnings                                   $  1,692,733    $  2,498,458
Adjustments to Reconcile Net Earnings
   to Net Cash Provided by Operating
   Activities:
Depreciation                                      2,022,617       1,867,562
Goodwill Amortization                               282,396         183,793
Change in Assets and Liabilities                   (822,602)     (2,118,222)
                                               ------------    ------------
   Total Adjustments to Reconcile Net
      Earnings to Net Cash Provided by
      Operating Activities                        1,482,411         (66,867)
                                               ------------    ------------
   Net Cash Provided by Operating Activities      3,175,144       2,431,591

Cash Flows from Investing Activities:
Capital Expenditures                             (1,775,544)     (2,669,056)
Acquisitions, Net of Cash Acquired                       --      (9,937,072)
Sale of Discontinued Operations                      10,875       2,299,411
                                               ------------    ------------
   Net Cash Used in Investing Activities         (1,764,669)    (10,306,717)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) Under Revolving
   Credit Agreement                              (1,000,000)      8,400,000
Other Debt                                          (14,246)             --
Dividends Paid                                     (452,885)       (471,151)
                                               ------------    ------------
   Net Cash Provided by (Used in)
      Financing Activities                       (1,467,131)      7,928,849
                                               ------------    ------------
Net Increase (Decrease) in Cash                     (56,656)         53,723
Cash at Beginning of Period                         272,649         157,391
                                               ------------    ------------
Cash at End of Period                          $    215,993    $    211,114
                                               ============    ============

Supplemental Disclosures of Cash
   Flow Information:
      Interest Paid                            $    398,455    $    532,347
      Income Taxes Paid                             139,531         147,283


                    LINDBERG CORPORATION AND SUBSIDIARIES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	Condensed Financial Statements

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

Statements for the three month periods ended March 31, 2000 and March 31, 1999 reflect, in the opinion of the company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2   Material Changes

No material changes have occurred with respect to the company's contingent liabilities outlined in the company's 1999 10-K through the date of this report.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION:

At March 31, 2000, the Company's total debt was $42.4 million, a decrease of $1.0 million from $43.4 million outstanding at December 31, 1999. The Company's total debt to capitalization ratio was 41% at the end of the first quarter of 2000 as compared to 42% at the end of 1999. The level of debt decreased in the first quarter of 2000 as a result of cash generated through the Company's operations.

The Company maintains a revolving credit facility with a total borrowing capacity of $70 million. The maturity date of the agreement relating to the facility is December 2001. At March 31, 2000, the Company had $34 million of available capacity under the revolving credit facility.

Capital expenditures for the first three months of 2000 were $1.8 million, a decrease from $2.7 million in the corresponding period of 1999. The spending in the first quarter of 2000 related primarily to the acquisition of additional furnaces and equipment for expansion at certain of the Company's facilities.

On January 28, 2000, the Board of Directors declared a cash dividend of $.08 on each share of the Company's common stock, payable on March 1, 2000. The total cash dividends paid on the latter date were $453,000. This compared to a dividend payout of $.08 per share of common stock, or $471,000, in the corresponding quarter of 1999.

The Company believes that its borrowing capacity and funds generated through operations will be sufficient to meet currently foreseen capital investment and working capital needs in support of existing businesses for the balance of 2000 and in the longer term.

OF RESULTS OF OPERATIONS:

Quarter ended March 31, 2000 and 1999

Net sales for the quarter ended March 31, 2000 were $30.2 million, down $1.9 million, or 6%, from $32.1 million for the corresponding period in 1999. The decline in net sales resulted primarily from reduced order rates, in comparison to the year-ago quarter, at Company facilities serving customers in the commercial aerospace and oil-field machinery markets.

Gross profit for the first quarter of 2000 was $8.3 million, down $1.5 million, or 15%, from $9.8 million for the first quarter of 1999. The gross profit decline in the first quarter of 2000 was the result of the decrease in net sales for the period, offset to a degree by cost reductions. The Company's gross margin in the first quarter of 2000 was 27.4%, compared to 30.4% in the corresponding period of 1999, reflecting the effect of the relatively fixed cost structure of the Company's operations and the limited opportunity to reduce costs to offset sales declines in the short term.

Selling and administrative expenses for the first three months of 2000 were $4.9 million, down slightly when compared to $5.0 million in the first quarter of 2000. Selling and administrative expenses as a percentage of sales were 16.3% for the first quarter of 2000, up from 15.6% in the corresponding period of 1999 as a result of the lower level of sales.

Interest expense net of interest income in the first quarter of 2000 was $668,000, compared to $530,000 in the first quarter of 1999. The increase resulted from both higher average borrowing levels and increased interest rates in the first quarter of 2000.

During the first quarter of 2000, the Company received a cash dividend of $118,000 from Thixomat, Inc., a business in which it owns a minority interest. No such dividend was received in the first quarter of 1999.

Reflecting the above, net earnings in the first quarter of 2000 were $1.7 million, down from $2.5 million for the corresponding period of 1999. Diluted earnings per share in the first quarter of 2000 were $.30 as compared to $.42 per share in the first quarter of the 1999. The weighted average shares and equivalents outstanding for the first quarter of 2000, compared to the same quarter of 1999, was lower as a result of the purchase by the Company of 264,000 shares of common stock for the treasury in December 1999.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change during the first three months ended March 31, 2000 from the disclosures about market risk provided in the company's latest annual report on Form 10-K.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits Required by Item 601 of Regulation S-K

The following exhibits are attached only to the copies of this report filed with the Securities and Exchange Commission:

   Number and Description of Exhibit
   ---------------------------------
      11.  Computation of Per Share Earnings

      27.  Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K were filed in the quarter ended March 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                LINDBERG CORPORATION



Principal Financial and Accounting Officer:     By
                                                  ------------------
                                                  Stephen S. Penley
                                                  Executive Vice President
                                                  and Chief Financial Officer





Dated: May 10, 2000