Form 10-Q
period 2000-06-30
LINDBERG CORP /DE/
filed 2000-08-14
CIK 59593

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended June 30, 2000

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

The number of shares of the registrant's common stock, $.01 par value, outstanding as of August 14, 2000 was 5,661,661.

                    LINDBERG CORPORATION AND SUBSIDIARIES

                              TABLE OF CONTENTS


    Part I  Financial Information:                             Page No.
                                                               --------
Item 1.	Consolidated Statements of Earnings - Three Months
         and Six Months Ended June 30, 2000 and 1999............. 3

        Consolidated Balance Sheets - As of June 30, 2000
         and December 31, 1999................................... 4

        Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2000 and 1999............................ 5

        Notes to the Consolidated Financial Statements........... 6

Item 2.	Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................... 8

Item 3. Quantitative and Qualitative Disclosures about
         Market Risk.............................................11


        Part II  Other Information:

Item 1. Legal Proceedings........................................11

Item 6. Exhibits and Reports on Form 8-K.........................11

        Signatures...............................................12

                        PART I    FINANCIAL INFORMATION

                     LINDBERG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                      Three Months Ended          Six Months Ended
                                           June  30,                   June 30,
                                  --------------------------  --------------------------
                                      2000          1999          2000          1999
                                  ------------  ------------  ------------  ------------
Net Sales                         $ 31,384,501  $ 31,583,663  $ 61,607,955  $ 63,724,803

Cost of Sale                       (22,952,613)  (22,156,604)  (44,881,316)  (44,522,239)
                                  ------------  ------------  ------------  ------------
Gross Profit                         8,431,888     9,427,059    16,726,639    19,202,564

Selling and Administrative
  Expenses                          (4,878,889)   (4,780,729)   (9,803,288)   (9,798,320)
                                  ------------  ------------  ------------  ------------
Operating Earnings                   3,552,999     4,646,330     6,923,351     9,404,244

Interest Expense - Net                (690,986)     (572,076)   (1,358,721)   (1,102,223)
Investment Earnings                     44,430        29,620       162,910        29,620
                                  ------------  ------------  ------------  ------------
Earnings Before
  Income Taxes                       2,906,443     4,103,874     5,727,540     8,331,641

Provision for Income Taxes          (1,162,415)   (1,685,113)   (2,290,779)   (3,414,422)
                                  ------------  ------------  ------------  ------------
Net Earnings                      $  1,744,028  $  2,418,761  $  3,436,761  $  4,917,219
                                  ============  ============  ============  ============


Basic Net Earnings
  Per Share                       $        .31   $       .41   $       .61   $       .83
                                  ============   ===========   ===========   ===========
Weighted Average Shares
  Outstanding                        5,661,661     5,904,794     5,661,399     5,896,854
                                  ============   ===========   ===========   ===========

Diluted Net Earnings
  Per Share                       $        .31   $       .40   $       .61   $       .82
                                  ============   ===========   ===========   ===========
Weighted Average Shares
  Outstanding and
  Equivalents                        5,674,847     5,994,818     5,678,659     5,983,064
                                  ============   ===========   ===========   ===========

Cash Dividends Declared
  and Paid                       $         .08   $       .08   $       .16   $       .16
                                 =============   ===========   ===========   ===========


                    LINDBERG CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                      June 30,            December 31,
                                                        2000                 1999
                                                     (Unaudited)
                                                   ---------------      ---------------
ASSETS
------
Current Assets:
        Cash                                       $       197,126      $       272,649
        Receivables (Net)                               21,490,372           17,492,480
        Other Current Assets                             5,208,790            5,002,613
                                                   ---------------      ---------------
           Total Current Assets                         26,896,288           22,767,742

Property and Equipment:
        Cost                                           140,776,116          134,055,319
        Accumulated Depreciation                       (62,957,692)         (62,693,233)
                                                   ---------------      ---------------
           Net Property and Equipment                   77,818,424           71,362,086

Goodwill (Less Accumulated Amortization)                40,401,544           32,717,675
Long-Term Notes Receivable                               2,789,446            2,761,413
Other Non-Current Assets                                 2,417,441            2,402,162
                                                   ---------------      ---------------
Total Assets                                       $   150,323,143      $   132,011,078
                                                   ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
        Current Maturities on Long-Term Debt       $        46,695      $        46,695
        Notes Payable                                    2,000,000            2,000,000
        Accounts Payable                                 3,445,775            2,760,142
        Accrued Expenses                                10,126,306            7,048,246
                                                   ---------------      ---------------
                Total Current Liabilities               15,618,776           11,855,083

Non-Current Liabilities:
        Deferred Income Taxes                           14,178,612           14,058,612
        Long-Term Debt (Less Current Maturities)        52,812,145           41,337,949
        Other Non-Current Liabilities                    5,496,331            5,018,882
                                                   ---------------      ---------------
                Total Non-Current Liabilities           72,487,088           60,415,443

Stockholders' Equity:
	Preferred Stock, $0.01 par value:
           Authorized 1,000,000 shares.
           No shares issued.                                    --                   --
        Common Stock, $0.01 par value:
           Authorized 25,000,000 shares.
           Issued 6,673,397 shares.                         66,734               66,734
        Additional Paid-In Capital                      31,326,834           31,326,150
        Retained Earnings                               37,437,622           34,906,679
	Treasury Shares (1,011,736 in 2000 and
           1,012,336 in 1999), at Cost                  (6,436,348)          (6,440,164)
        Cumulative Foreign Translation Adjustment          (84,571)             (25,855)
        Underfunded Pension Liability Adjustment           (92,992)             (92,992)
                                                   ---------------      ---------------
                Total Stockholders' Equity              62,217,279           59,740,552
                                                   ---------------      ---------------
Total Liabilities and Stockholders' Equity         $   150,323,143      $   132,011,078
                                                   ===============      ===============

                    LINDBERG CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                              Six Months Ended
Increase (Decrease) in Cash                                       June 30,
                                                   ------------------------------------
                                                        2000                  1999
                                                   ---------------      ---------------
Cash Flows from Operating Activities:
Net Earnings                                       $     3,436,761      $     4,917,219
Adjustments to Reconcile Net Earnings
   to Net Cash Provided by Operating Activities:
Depreciation                                             4,000,248            3,791,479
Goodwill Amortization                                      598,711              390,513
Change in Assets and Liabilities                        (1,322,053)          (2,459,912)

   Total Adjustments to Reconcile Net Earnings to  ---------------      ---------------
     Net Cash Provided by Operating Activities           3,276,906            1,722,080
                                                   ---------------      ---------------
   Net Cash Provided by Operating Activities             6,713,667            6,639,299

Cash Flows from Investing Activities:
Capital Expenditures                                    (3,876,235)          (5,581,423)
Acquisitions, Net of Cash Acquired                     (15,700,000)          (9,937,072)
Sale of Land and Building                                2,196,700                   --
Sale of Discontinued Operations                             21,967            2,299,411
                                                   ---------------      ---------------
   Net Cash Used in Investing Activities               (17,357,568)         (13,219,084)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving Credit Agreement         11,500,000            7,600,000
Other Debt                                                 (25,804)             (50,520)
Dividends Paid                                            (905,818)            (943,602)
                                                   ---------------      ---------------
   Net Cash Provided by Financing Activities            10,568,378            6,605,878
                                                   ---------------      ---------------
Net Increase (Decrease) in Cash                            (75,523)              26,093
Cash at Beginning of Period                                272,649              157,391
                                                   ---------------      ---------------
Cash at End of Period                              $       197,126      $       183,484
                                                   ===============      ===============
Supplemental Disclosures of Cash Flow Information:
   Interest Paid                                   $     1,191,020      $     1,378,142
   Income Taxes Paid (Net of Refunds)                    2,159,922            3,871,477

                    LINDBERG CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	Condensed Financial Statements

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

        Statements for the three month and six month periods ended June 30, 2000 and June 30, 1999 reflect, in the opinion of the company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2	Acquisitions

        On June 2, 2000, the Company acquired all of the assets of Thermo TerraTech Inc.'s heat treating services group ("HTSG"). The acquired group includes the operations of Metallurgical in Minneapolis, Metal Treating in Milwaukee and Cal-Doran in Los Angeles and San Diego. The company purchased the assets collectively from HTSG for $17.3 million, with $15.7 million paid at closing and $1.6 million paid subsequent to June 30, 2000 as a final purchase price adjustment. The acquisition was funded with borrowings under the company's revolving credit agreement.

        The preliminary allocation of the purchase price of HTSG included in the company's financial statements for the quarter is as follows: (in thousands)

        Property and Equipment                       $       8,918
        Accounts Receivable                                  2,433
        Other Assets                                            44
        Goodwill                                             8,275
        Accounts Payable                                       (30)
        Environmental Reserve                               (1,000)
        Other Liabilities                                   (1,360)
                                                     -------------
                                                     $      17,280

	The cost of the acquisition has been allocated to the assets and liabilities based on their estimated fair market value. Goodwill is amortized using the straight line method over 30 years.

	The following table presents pro forma information for the three month and six month periods ended June 30, 1999 and June 30, 2000 of the combined entities of Lindberg Corporation and HTSG.

	The pro forma information assumes the acquisition had taken place at the beginning of the periods presented (in thousands, except per share data).

                                 Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                --------------------    --------------------
        Unaudited                 2000        1999        2000        1999
        ---------               --------    --------    --------    --------
        Net Sales               $ 34,236    $ 35,942    $ 69,154    $ 73,198

        Net Earnings               1,691       2,572       3,604       5,392

        Net Earnings
         Per Diluted Share           .30         .43         .63         .90


	Adjustments to the statement of earnings include additional depreciation and interest charges, goodwill amortization, adjustments of certain other expenses and income tax effects. The pro forma information is provided for illustrative purposes only and is not necessarily reflective of the future results of the Company or results of operations that would have actually occurred had the transaction been in effect for the periods presented.

NOTE 3	Material Changes

        No material changes have occurred with respect to the Company's contingent liabilities outlined in the Company's 1999 10-K through the date of this report. However, the Company did establish a reserve for environmental contingencies of $1.0 million in its acquisition of HTSG.

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

        OF FINANCIAL CONDITION:

        At June 30, 2000, the Company's total debt was $54.9 million, an increase of $11.5 million from $43.4 million outstanding at December 31, 1999. The Company's total debt to capitalization ratio was 47% at the end of the second quarter of 2000 as compared to 42% at the end of 1999.

        The principal reason for the increase in the level of debt during the first six months of 2000 was the acquisition of the heat treating services group of Thermo TerraTech ("HTSG") for $15.7 million of cash in June 2000. The purchase price was funded with additional borrowings under the Company's revolving credit agreement. Partially offsetting the increase in debt from the acquisition was the receipt of $2.2 million of cash in April 2000 from the sale of land and a building which the Company owned and had been leasing to the purchaser of one of the Company's previously discontinued Precision Products businesses. Positive cash flow from operations for the six-month period also offset the effect of the acquisition to a degree.

        The Company maintains, with two banks, a revolving credit facility with a total borrowing capacity of $70 million. The maturity date of the agreement relating to the facility is December 2002. At June 30, 2000, the Company had $22 million of available capacity under that revolving credit facility.

        Capital expenditures for the first six months of 2000 were $3.9 million, a decrease from $5.6 million in the corresponding period of 1999. The spending in the first half of 2000 related primarily to the acquisition of additional furnaces and equipment at certain of the Company's facilities.

        On April 28, 2000, the Board of Directors declared a cash dividend of $.08 on each share of the Company's common stock, payable on June 1, 2000. The total cash dividends paid on the latter date were $453,000. This compared to a dividend payout of $.08 per share of common stock, or $472,000, in the corresponding quarter of 1999.

        The Company believes that its borrowing capacity and funds generated through operations will be sufficient to meet currently foreseen capital investment and working capital needs in support of existing businesses for the balance of 2000 and in the longer term.

        OF RESULTS OF OPERATIONS:

        Quarter ended June 30, 2000 and 1999

        Net sales for the quarter ended June 30, 2000 were $31.4 million, essentially level with the $31.6 million reported in the corresponding period in 1999. Excluding the effect of the acquisition of HTSG, which was acquired on June 2, 2000 and contributed $1.4 million in sales to the 2000 quarter results, the Company's sales decreased by 5% versus the second quarter of 1999.

        The decline in net sales resulted largely from lower levels of business, in comparison to the year-ago quarter, at Company facilities serving customers in the commercial aerospace market. During the first two quarters of 1999, order levels with commercial aerospace related customers were relatively strong, but then trended down for the balance of last year and into 2000.

        Gross profit for the second quarter of 2000 was $8.4 million, down $1.0 million, or 11%, from $9.4 million for the second quarter of 1999. The gross profit decline in the second quarter of 2000 versus a year ago was reflective of the slightly lower net sales this year, increased natural gas costs due to higher gas rates in 2000 and, to a lesser degree, somewhat higher equipment maintenance expense. The Company's gross margin in the second quarter of 2000 was 26.9%, compared to 29.8% in the corresponding period of 1999.

        Selling and administrative expenses for the second quarter of 2000 were $4.9 million, up from $4.8 million in the same period of 1999. Excluding the effect of added expenses in the 2000 quarter related to the acquisition of HTSG, selling and administrative expenses were about level with the prior year. Selling and administrative expenses as a percentage of sales were 15.5% for the second quarter of 2000, up from 15.1% in the same period of 1999. This corresponded to the reduced sales level in the 2000 quarter.

        Interest expense net of interest income in the second quarter of 2000 was $691,000, compared to $572,000 in the second quarter of 1999. The increase resulted from a higher borrowing level at the end of the 2000 quarter due to the HTSG acquisition and also from higher average interest rates in 2000.

        During the second quarter of 2000, the Company received a cash dividend of $44,000 from Thixomat, Inc., a business in which it owns a minority interest. A dividend of $30,000 was received in the second quarter of 1999. The Company anticipates continuing to receive such dividends from Thixomat, Inc. from time to time.

        Reflecting the above, net earnings in the second quarter of 2000 were $1.7 million, down from $2.4 million for the corresponding period of 1999. Diluted earnings per share in the second quarter of 2000 were $.31 as compared to $.40 per share in the second quarter of the 1999. The weighted average shares and equivalents outstanding for the second quarter of 2000, compared to the same quarter of 1999, were lower as a result of the purchase by the Company of 264,000 shares of common stock for the treasury in December 1999.

        Six months ended June 30, 2000 and 1999

        Net sales for the six months ended June 30, 2000 were $61.6 million, down $2.1 million, or 3%, from $63.7 million for the corresponding period in 1999. Excluding the effect of the acquisition of HTSG in the comparison, sales for the 2000 period declined 6% from the first six months of 1999. The decline in net sales was largely reflective of reduced business levels, in comparison to the year-ago period, at Company facilities serving customers in the commercial aerospace market, and during the first three months of 2000, the oil-field machinery market.

        Gross profit for the first six months of 2000 was $16.7 million, down $2.5 million, or 13%, from $19.2 million for the first six months of 1999. The gross profit decline in the 2000 period was largely the result of the decrease in net sales for the period. The Company's gross margin in the first six months of 2000 was 27.2%, compared to 30.1% in the corresponding period of 1999, reflecting the effect of the relatively fixed cost structure of the Company's operations and the limited opportunity to reduce costs to offset sales declines in the short term.

        Selling and administrative expenses for the first six months of both 2000 and 1999 were $9.8 million. Selling and administrative expenses as a percentage of sales were 15.9% for the first six months of 2000, up from 15.4% in the corresponding period of 1999 as a result of the lower level of sales.

        Interest expense net of interest income in the first six months of 2000 was $1.4 million, compared to $1.1 million in the first six months of 1999. The increase resulted primarily from higher interest rates in the 2000 period and, to a lesser degree, from additional borrowings due to the acquisition of HTSG in June 2000.

        During the first six months of 2000, the Company received cash dividends totaling $163,000 from Thixomat, Inc. A dividend of $30,000 was received in the same period of 1999.

        Reflecting the above, net earnings in the first six months of 2000 were $3.4 million, down from $4.9 million for the corresponding period of 1999. Diluted earnings per share in the first six months of 2000 were $.61 as compared to $.82 per share in the same period of 1999.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

        There has been no material change during the three months ended June 30, 2000 from the disclosures about market risk provided in the company's latest annual report on Form 10-K.

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

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits Required by Item 601 of Regulation S-K

	The following exhibits are attached only to the copies of this report filed with the Securities and Exchange Commission:

         Number and Description of Exhibit
         ---------------------------------
           11. Computation of Per Share Earnings

           27. Financial Data Schedule


        (b)  Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended June 30, 2000.

                                 SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 LINDBERG CORPORATION






        Principal Financial and Accounting Officer:  By/s/ Stephen S. Penley
                                                       ------------------------

                                                     Stephen S. Penley
                                                     Executive Vice President
                                                     and Chief Financial Officer












        Dated: August 14, 2000