Form 10-Q/A
period 2000-06-30
LINDBERG CORP /DE/
filed 2000-08-25
CIK 59593

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A

      AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000



                        Commission File Number 0-8287

                            LINDBERG CORPORATION
            (Exact name of registrant as specified in its charter)

This Form 10-Q/A is being filed because the following Item 4 and the attached exhibit 3 required by Regulation S-K, Item 601 (b) (3) (ii) were inadvertently omitted from the original Form 10-Q filing.


ITEM 4.  Submission of Matters to a Vote of Security Holders


(a) The registrant held its annual meeting of stockholders on April 28, 2000.

(c) At the meeting, stockholders re-elected the board's two nominees for class III directors. The elected nominees received the following votes:

                                Votes For       Authority Withheld
                                ---------       ------------------

        W. R. Reum              5,133,204       73,538

        L. G. Thompson          5,132,804       73,938

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    LINDBERG CORPORATION



                                    By/s/Stephen S. Penley
                                      -------------------------
                                    Stephen S. Penley
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)







Date: August 25, 2000