Form 10-Q
period 2000-09-30
LINDBERG CORP /DE/
filed 2000-11-14
CIK 59593

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 2000

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

The number of shares of the registrant's common stock, $.01 par value, outstanding as of November 14, 2000 was 5,661,661.

                     LINDBERG CORPORATION AND SUBSIDIARIES

                              TABLE OF CONTENTS


        Part I  Financial Information:                        Page No.
                                                              --------
Item 1.	Consolidated Statements of Earnings - Three Months
          and Nine Months Ended September 30, 2000 and 1999..... 3

        Consolidated Balance Sheets - As of September 30, 2000
          and December 31, 1999................................. 4

        Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 2000 and 1999..................... 5

        Notes to the Consolidated Financial Statements.......... 6

Item 2.	Management's Discussion and Analysis of Financial
          Condition and Results of Operations................... 8

Item 3.	Quantitative and Qualitative Disclosures about
          Market Risk........................................... 11


        Part II  Other Information:

Item 1. Legal Proceedings....................................... 11

Item 6. Exhibits and Reports on Form 8-K........................ 11

        Signatures.............................................. 12

                        PART I    FINANCIAL INFORMATION

                     LINDBERG CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)

                            Three Months Ended          Nine Months Ended
                               September 30,              September 30,
                         -------------------------  -------------------------
                             2000         1999          2000         1999
                         ------------ ------------  ------------ ------------
Net Sales                $ 33,422,645 $ 29,010,315  $ 95,030,600 $ 92,735,118

Cost of Sales             (25,077,524) (21,156,538)  (69,958,840) (65,678,777)
                         ------------ ------------  ------------ ------------
  Gross Profit              8,345,121    7,853,777    25,071,760   27,056,341

Selling and
  Administrative Expenses  (5,043,693)  (4,532,767)  (14,846,981) (14,331,087)
                         ------------ ------------  ------------ ------------
Operating Earnings          3,301,428    3,321,010    10,224,779   12,725,254

Interest Expense (Net)       (971,458)    (545,612)   (2,330,179)  (1,647,835)
Investment Earnings            78,616       44,430       241,526       74,050
                         ------------ ------------  ------------ ------------
  Earnings Before
    Income Taxes            2,408,586    2,819,828     8,136,126   11,151,469

Provision for
  Income Taxes               (963,338)  (1,157,123)   (3,254,117)  (4,571,545)
                         ------------ ------------  ------------ ------------
Net Earnings             $  1,445,248 $  1,662,705  $  4,882,009 $  6,579,924
                         ============ ============  ============ ============

Basic Net Earnings
  Per Share              $        .26 $        .28  $        .86 $       1.12
                         ============ ============  ============ ============
Weighted Average
  Shares Outstanding        5,661,661    5,908,312     5,661,487    5,898,529


Diluted Net Earnings
  Per Share              $        .25 $        .28  $        .86 $       1.10
                         ============ ============  ============ ============
Weighted Average
  Shares Outstanding
  and Equivalents           5,677,398    5,994,410     5,678,370    5,984,842


Cash Dividends
  Declared and Paid      $        .08 $        .08  $        .24 $        .24
                         ============ ============  ============ ============

                     LINDBERG CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     September 30,    December 31,
ASSETS                                   2000             1999
------                                (Unaudited)
Current Assets:                      ------------     ------------
  Cash                               $    292,715     $    272,649
  Receivables (Net)                    22,130,587       17,492,480
  Other Current Assets                  5,338,188        5,002,613
                                     ------------     ------------
    Total Current Assets               27,761,490       22,767,742

Property and Equipment:
  Cost                                143,035,577      134,055,319
  Accumulated Depreciation            (63,035,469)     (62,693,233)
                                     ------------     ------------
    Net Property and Equipment         80,000,108       71,362,086

Goodwill (Less Accumulated
  Amortization)                        40,701,030       32,717,675
Long-Term Notes Receivable              2,728,131        2,761,413
Other Non-Current Assets                2,440,438        2,402,162
                                     ------------     ------------
Total Assets                         $153,631,197     $132,011,078
                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current Maturities on
    Long-Term Debt                   $    313,847     $     46,695
  Notes Payable                         2,000,000        2,000,000
  Accounts Payable                      4,034,468        2,760,142
  Accrued Expenses                      7,879,006        7,048,246
                                     ------------     ------------
    Total Current Liabilities          14,227,321       11,855,083

Non-Current Liabilities:
  Deferred Income Taxes                14,238,612       14,058,612
  Long-Term Debt (Less
    Current Maturities)                56,631,397       41,337,949
  Other Non-Current Liabilities         5,264,901        5,018,882
                                     ------------     ------------
    Total Non-Current Liabilities      76,134,910       60,415,443

Stockholders' Equity:
  Preferred Stock, $0.01 par value:
    Authorized 1,000,000 shares.
    No shares issued.                          --               --
  Common Stock, $0.01 par value:
    Authorized 25,000,000 shares.
    Issued 6,673,397 shares.               66,734           66,734
  Additional Paid-In Capital           31,326,834       31,326,150
  Retained Earnings                    38,429,937       34,906,679
  Treasury Shares (1,011,736 in 2000
    and 1,012,336 in 1999), at Cost    (6,436,348)      (6,440,164)
  Cumulative Foreign Translation
    Adjustment                            (25,199)         (25,855)
  Underfunded Pension Liability
    Adjustment                            (92,992)         (92,992)
                                     ------------     ------------
    Total Stockholders' Equity         63,268,966       59,740,552

Total Liabilities and
  Stockholders' Equity               $153,631,197     $132,011,078
                                     ============     ============

                     LINDBERG CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                              Nine Months Ended
Increase (Decrease) in Cash                     September 30,
                                           -----------------------
                                              2000         1999
Cash Flows from Operating Activities:      ----------   ----------
Net Earnings                               $4,882,009   $6,579,924
Adjustments to Reconcile Net Earnings
  to Net Cash Provided by Operating
  Activities:
Depreciation                                5,990,560    5,686,749
Goodwill Amortization                         951,835      671,653
Change in Assets and Liabilities           (2,220,534)  (2,407,840)
                                           ----------   ----------
  Total Adjustments to Reconcile Net
    Earnings to Net Cash Provided by
    Operating Activities                    4,721,861    3,950,562
                                           ----------   ----------
  Net Cash Provided by Operating
    Activities                              9,603,870   10,530,486

Cash Flows from Investing Activities:
Capital Expenditures                       (6,262,590)  (8,294,630)
Acquisitions, Net of Cash Acquired        (19,612,545)  (9,937,072)
Sale of Land and Building                   2,196,700           --
Sale of Discontinued Operations                83,282    2,299,411
                                          -----------  -----------
  Net Cash Used in Investing Activities   (23,595,153) (15,932,291)

Cash Flows from Financing Activities:
Net Borrowings Under Revolving
  Credit Agreement                         14,800,000    6,900,000
Issuance of Note Payable                      607,645           --
Repayment of Note Payable                     (20,000)          --
Other Debt                                    (17,545)     (77,181)
Dividends Paid                             (1,358,751)  (1,416,887)
                                           ----------   ----------
  Net Cash Provided by Financing
    Activities                             14,011,349    5,405,932
                                           ----------   ----------
Net Increase in Cash                           20,066        4,127
Cash at Beginning of Period                   272,649      157,391
                                           ----------   ----------
Cash at End of Period                      $  292,715   $  161,518
                                           ==========   ==========
Supplemental Disclosures of
  Cash Flow Information:
    Interest Paid                          $2,609,154   $1,946,492
    Income Taxes Paid (Net of Refunds)      3,119,128    4,633,108

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

          Statements for the three month and nine month periods ended September 30, 2000 and September 30, 1999 reflect, in the opinion of the company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of these periods. Results for interim periods are not necessarily indicative of results for a full year.

NOTE 2    Acquisitions

          On June 2, 2000, the company acquired all of the assets of Thermo TerraTech Inc.'s heat treating services group ("HTSG"). The acquired group includes the operations of Metallurgical in Minneapolis, Metal Treating in Milwaukee and Cal-Doran in Los Angeles and San Diego. The company purchased the assets collectively from HTSG for $17.3 million, with $15.7 million paid at closing and $1.6 million paid subsequent to June 30, 2000 as a final purchase price adjustment. On August 18, 2000 the company acquired all of the assets of Industrial Heat Treating & Metallurgical Company, Inc. of Indianapolis, Indiana, for $1.7 million of cash and $600,000 of a note payable. Cash payments made as part of each purchase were funded with borrowings under the company's revolving credit agreement.

          The preliminary allocation of the purchase price of HTSG included in the company's financial statements for the quarter is as follows: (in thousands)

          Property and Equipment               $  8,918
          Accounts Receivable                     2,433
          Other Assets                               44
          Goodwill                                8,275
          Accounts Payable                          (30)
          Environmental Reserve                  (1,000)
          Other Liabilities                      (1,360)
                                               --------
                                               $ 17,280

          The cost of the acquisitions has been allocated to the assets and liabilities based on their estimated fair market value. Goodwill is amortized using the straight line method over 30 years.

          The following table presents pro forma information for the three month and nine month periods ended September 30, 1999 and September 30, 2000 of the combined entities of Lindberg Corporation and HTSG.

          The pro forma information assumes the acquisition had taken place at the beginning of the periods presented (in thousands, except per share data).

                            Three Months Ended   Nine Months Ended
                               September 30,       September 30,
                            -----------------   ------------------
          Unaudited           2000      1999      2000      1999
                            -------   -------   --------  --------
          Net Sales         $33,423   $33,368   $102,577  $106,229

          Net Earnings        1,445     1,802      5,022     7,006

          Net Earnings
            Per Diluted Share   .25       .30        .88      1.17


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

NOTE 3    Material Changes

          No material changes have occurred with respect to the company's contingent liabilities outlined in the company's 1999 10-K through the date of this report. However, the company did establish reserves for environmental contingencies of $1.0 million in connection with the acquisition of HTSG.

NOTE 4    Other

          In the first quarter of 2000, the company and a partner formed an ion-plasma nitriding technology company in the Los Angeles area named Accurate Ion Technologies, LLC ("Accurate Ion"). The company holds a 25% interest in Accurate Ion and accounts for this investment under the equity method of accounting. As such, the company records its share of the income of Accurate Ion in the period earned.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION:

At September 30, 2000, the company's total debt was $58.9 million, an increase of $15.5 million from $43.4 million outstanding at December 31, 1999. The company's total debt to capitalization ratio was 48% at the end of the third quarter of 2000 as compared to 42% at the end of 1999.

The principal reasons for the increase in the level of debt during the first nine months of 2000 were the acquisition of the heat treating services group of Thermo TerraTech Inc. ("HTSG") in June 2000 for $17.3 million and the acquisition of Industrial Heat Treating & Metallurgical Company, Inc. ("IHT") in August 2000 for $2.3 million. The purchase price for each acquisition was funded with additional borrowings under the company's revolving credit agreement and, in the case of IHT, the issuance of $600,000 of a note payable to the sellers. Partially offsetting the increase in debt from these acquisitions was the receipt of $2.2 million of cash in April 2000 from the sale of land and a building which the company owned and had been leasing to the purchaser of one of the company's previously discontinued Precision Products businesses. Cash generated through operations for the nine-month period also offset the effect of the acquisitions to a degree.

The company maintains, with two banks, a revolving credit facility with a total borrowing capacity of $70 million. The maturity date of the agreement relating to the facility is December 2002. At September 30, 2000, the company had $18 million of available capacity under that revolving credit facility.

Capital expenditures for the first nine months of 2000 were $6.3 million, a decrease from $8.3 million in the corresponding period of 1999. The spending in the first nine months of 2000 related primarily to the acquisition of additional furnaces and equipment at the company's facilities.

On July 28, 2000, the Board of Directors declared a cash dividend of $.08 on each share of the company's common stock, payable on September 1, 2000. The total cash dividends paid on the latter date were $453,000. This compared to a cash dividend payout of $.08 per share of common stock, or $473,000, in the same period of 1999.

The company believes that its borrowing capacity and funds generated through operations will be sufficient to meet currently foreseen capital investment and working capital needs in support of existing businesses for the balance of 2000 and in the longer term.

OF RESULTS OF OPERATIONS:

Quarter ended September 30, 2000 and 1999

Net sales for the quarter ended September 30, 2000 were $33.4 million, an increase of $4.4 million, or 15%, from $29.0 million in the corresponding period of 1999. Excluding the acquisitions of HTSG and IHT, which contributed $4.8 million in sales to the third quarter 2000 results, the company's sales decreased by 1% versus the third quarter of 1999. The decline in sales, after considering the effect of the acquisitions, resulted primarily from a lower level of sales in the month of July 2000 as compared to the same month last year.

Gross profit for the third quarter of 2000 was $8.3 million, up $400,000, or 5%, from $7.9 million in the third quarter of 1999. The gross profit improved in the quarter as a result of contributions from the acquisitions during the quarter. The company's gross margin in the third quarter of 2000 was 25.0%, compared to 27.1% in the same period of 1999. A significant factor in the decrease in the gross margin was higher energy costs - in particular, increased natural gas costs nationally and electricity costs in Southern California. It is estimated that about half of the decline in gross margin was related to the effect of higher energy costs. The company has implemented adjustments in its pricing in an effort to mitigate to the extent possible the effect of the higher energy costs in the future. However, there can be no assurances that the effects of the higher energy costs will be fully offset.

Selling and administrative expenses for the third quarter of 2000 were $5.0 million, up from $4.5 million in the same period of 1999. Excluding $500,000 of expenses related to HTSG and IHT in the 2000 period, selling and administrative expenses were $4.5 million - essentially level with the third quarter of 1999. Selling and administrative expenses as a percentage of sales were 15.1% for the third quarter of 2000, down from 15.6% in the same period of 1999.

Interest expense net of interest income in the third quarter of 2000 was $971,000, compared to $546,000 in the third quarter of 1999. The increase resulted largely from higher borrowing levels due to the acquisitions of HTSG and IHT. Higher interest rates to a lesser degree contributed to the increased expense for the period.

During the third quarter of 2000, the company recorded investment earnings of $79,000 relating to two companies in which it holds a minority interest, Thixomat, Inc. ("Thixomat") and Accurate Ion Technologies, LLC ("Accurate Ion"). In the third quarter of 1999, the company recorded investment earnings of $44,000 related to Thixomat.

Reflecting the above, net earnings in the third quarter of 2000 were $1.4 million, down from $1.7 million for the corresponding period of 1999. Diluted earnings per share in the third quarter of 2000 were $.25 as compared to $.28 in the third quarter of 1999. The weighted number of shares and equivalents for the third quarter of 2000, compared to the same quarter of 1999, were lower as a result of the purchase by the company of 264,000 shares of common stock for the treasury in December 1999.

Nine months ended September 30, 2000 and 1999

Net sales for the nine months ended September 30, 2000 were $95.0 million, up $2.3 million, or 2%, from $92.7 million in the corresponding period of 1999. Excluding the effect of the acquisitions of HTSG and IHT in the comparison, sales for the 2000 period declined 4% from the first nine months of 1999. This decline in net sales was largely reflective of reduced business levels, in comparison to the year-ago period, at company facilities serving customers in the commercial aerospace industry in the first six months of 2000.

Gross profit for the first nine months of 2000 was $25.1 million, down $2.0 million, or 7%, from $27.1 million for the first nine months of 1999. The gross profit decline in the 2000 period was largely the result of the decrease in net sales, excluding the effect of acquisitions, during the period. Also adversely affecting the gross profit in the 2000 period was higher energy costs, which began to move significantly upward during the second quarter of the year. The company's gross margin in the first nine months of 2000 was 26.4% compared to 29.2% in the corresponding period of 1999. In addition to the negative effect of higher energy costs on gross margin in 2000, the decline was reflective of the adverse effect of the lower sales in relation to the company's relatively fixed cost structure.

Selling and administrative expenses for the first nine months of 2000 were $14.8 million as compared to $14.3 million for the same period of 1999. Excluding expenses relating to HTSG and IHT, selling and administrative expenses in the 2000 period were $14.2 million, 1% below the figure for 1999. As a percent of sales, selling and administrative expenses were 15.6% for the first nine months of 2000 - essentially level with the prior year.

Interest expense net of interest income in the first nine months of 2000 was $2.3 million, compared to $1.6 million in the first nine months of 1999. The increase in net expense in 2000 related primarily to additional borrowings due to the acquisitions of HTSG and IHT, and to a lesser degree to higher interest rates in the 2000 period.

During the first nine months of 2000, the company recorded income of $242,000 from its investments in Thixomat and Accurate Ion. In the same period of 1999, $74,000 in investment earnings related solely to Thixomat were recorded.

Reflecting the above, net earnings in the first nine months of 2000 were $4.9 million, down from $6.6 million for the corresponding period of 1999. Diluted earnings per share in the first nine months of 2000 were $.86 as compared to $1.10 in the same period of 1999.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      There has been no material change during the nine months ended September 30, 2000 from the disclosures about market risk provided in the company's latest annual report on Form 10-K.

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

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits Required by Item 601 of Regulation S-K

      The following exhibits are attached only to the copies of this report filed with the Securities and Exchange Commission:


        Number and Description of Exhibit

          10. Amended and Restated Supplemental Pension Plan dated September 5, 2000

          11.  Computation of Per Share Earnings

          27.  Financial Data Schedule


      (b)  Reports on Form 8-K

       No reports on Form 8-K were filed in the quarter ended
       September 30, 2000.

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







Dated: November 14, 2000